Form 10-Q
period 2026-06-30
First Carolina Financial Services, Inc.
filed 2026-08-14
CIK 1531193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-43359
_________________________
First Carolina Financial Services, Inc.
___________________________________________________________________________________________________
(Exact name of registrant as specified in its charter)

North Carolina	27-2136973
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2626 Glenwood Avenue, Suite 520
Raleigh, North Carolina	27608
(Address of principal executive offices)	(Zip Code)
(252) 937-2152
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.50 per share	FCBM	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of August 12, 2026, there were 31,068,852 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
FIRST CAROLINA FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF JUNE 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025 (AUDITED)

(Dollars in thousands, except share and per share data)	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents:
Non-interest bearing deposits	$12,091	$7,759
Interest bearing deposits	106,730	126,357
Total cash and cash equivalents	118,821	134,116
Investment securities available-for-sale (“AFS”), at fair value (amortized cost $325,768 and $312,727, net of allowance for credit losses of $0 and $0)	325,341	312,090
Federal Home Loan Bank stock, at cost	4,739	5,732
Loans receivable	2,742,549	2,648,174
Allowance for credit losses	(22,064)	(20,893)
Net loans	2,720,485	2,627,281
Premises and equipment, net	42,077	44,707
Goodwill	46,266	46,266
Other intangible assets, net	22,743	24,129
Deferred tax assets, net	24,055	25,142
Bank-owned life insurance	68,577	58,356
Prepaid expenses and other assets	32,825	39,689
Total assets	$3,405,929	$3,317,508
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits
Non-interest bearing	$563,008	$533,232
Interest bearing	2,267,707	2,262,441
Total deposits	2,830,715	2,795,673
Short term borrowings	50,000	75,000
Subordinated debt, net	63,489	63,436
Allowance for credit losses on off-balance sheet credit exposures	2,494	3,794
Accrued interest payable	2,212	3,588
Accrued expenses and other liabilities	27,365	29,092
Total liabilities	2,976,275	2,970,583
Shareholders’ equity:
Preferred stock, $0 par value; 10,000,000 shares authorized; 0 shares issued or outstanding	—	—
Common stock, $0.50 par value; 100,000,000 shares authorized and 31,068,852 shares issued at June 30, 2026; 100,000,000 shares authorized and 24,521,194 shares issued at December 31, 2025	15,535	12,261
Additional paid-in capital	308,195	239,903
Retained earnings	106,254	95,249
Accumulated other comprehensive loss	(330)	(488)
Total shareholders’ equity	429,654	346,925
Total liabilities and shareholders’ equity	$3,405,929	$3,317,508
The accompanying notes to the consolidated financial statements are an integral part of these statements.

FIRST CAROLINA FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands, except share and per share data)	2026	2025	2026	2025
Interest income:
Loans, including fees	$41,592	$41,174	$81,655	$81,112
Investment securities	3,786	3,001	7,478	5,255
Other interest, dividends, and short-term investments	1,468	2,183	3,454	4,400
Total interest income	46,846	46,358	92,587	90,767
Interest expense:
Deposits	19,951	21,439	39,027	40,878
Borrowings	293	233	412	435
Subordinated debt	1,014	1,157	2,033	2,139
Total interest expense	21,258	22,829	41,472	43,452
Net interest income	25,588	23,529	51,115	47,315
Provision for credit losses - loans	943	67	1,175	1,381
Provision (benefit) for credit losses - unfunded commitments	(670)	(236)	(1,300)	(1,018)
Total provision (benefit) for credit losses	273	(169)	(125)	363
Net interest income after provision for credit losses	25,315	23,698	51,240	46,952
Noninterest income:
Service charges on deposit accounts	5,538	12,095	12,363	19,929
Bank-owned life insurance income	636	348	1,190	692
Gain on sale of securities, net	—	—	108	—
Other noninterest income	501	763	655	2,273
Total noninterest income	6,675	13,206	14,316	22,894
Noninterest expense:
Compensation and benefits	11,662	15,215	24,061	27,596
Occupancy, software and equipment	4,013	3,902	8,338	6,901
Data processing	1,738	2,302	3,690	4,146
Federal deposit insurance premiums	650	795	1,700	1,590
Service fees	95	75	170	1,853
Professional fees	3,183	2,198	5,689	3,569
Supplies	182	362	638	578
Director fees	444	309	770	586
Amortization of intangibles	692	806	1,386	1,343
Consumer fraud and transaction losses	1,432	3,522	2,770	7,039
Other	1,411	1,260	2,522	2,663
Total noninterest expense	25,502	30,746	51,734	57,864
Income before income tax expense	6,488	6,158	13,822	11,982
Income tax expense	1,392	1,567	2,815	2,686
Net income	$5,096	$4,591	$11,007	$9,296
Earnings per share:
Basic	$0.21	$0.18	$0.44	$0.37
Diluted	$0.20	$0.18	$0.44	$0.37
Weighted average common shares outstanding:
Basic	24,802,799	24,829,553	24,776,164	24,828,630
Diluted	25,235,701	24,955,621	24,924,762	24,946,966
The accompanying notes to the consolidated financial statements are an integral part of these statements.

FIRST CAROLINA FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in thousands)	2026	2025	2026	2025
Net income	$5,096	$4,591	$11,007	$9,296
Other Comprehensive Income:
Unrealized holding gains on securities AFS	604	850	318	1,315
Reclassification of realized gains on securities available-for-sale	—	—	(108)	—
Amortization of unrealized gains and losses on investment securities transferred from AFS to HTM	—	2	—	5
Tax effect	(137)	56	(52)	(57)
Total Other Comprehensive Income	467	908	158	1,263
Comprehensive Income	$5,563	$5,499	$11,165	$10,559
The accompanying notes to the consolidated financial statements are an integral part of these statements.

FIRST CAROLINA FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(Dollars in thousands, except share and per share data)
Three Months Ended:
Balance, April 1, 2025	24,941,854	$12,471	$242,785	$89,073	$(1,140)	$343,189
Net income	—	—	—	4,591	—	4,591
Other comprehensive income	—	—	—	—	908	908
Restricted stock issuance	23,200	11	846	—	—	857
Balance, June 30, 2025	24,965,054	$12,482	$243,631	$93,664	$(232)	$349,545

Balance, April 1, 2026	24,614,852	$12,307	$240,684	$101,158	$(797)	$353,352
Net income	—	—	—	5,096	—	5,096
Other comprehensive income	—	—	—	—	467	467
Issuance of common stock, net of offering expense	6,325,000	3,163	66,463	—	—	69,626
Restricted stock issuance	129,000	65	1,048	—	—	1,113
Balance, June 30, 2026	31,068,852	$15,535	$308,195	$106,254	$(330)	$429,654

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
(Dollars in thousands, except share and per share data)
Six Months Ended:
Balance, January 1, 2025	24,614,354	$12,307	$242,137	$84,368	$(1,495)	$337,317
Net income	—	—	—	9,296	—	9,296
Other comprehensive income	—	—	—	—	1,263	1,263
Issuance of common stock	—	—	(8)	—	—	(8)
Restricted stock issuance	350,700	175	1,502	—	—	1,677
Balance, June 30, 2025	24,965,054	$12,482	$243,631	$93,664	$(232)	$349,545

Balance, January 1, 2026	24,521,194	$12,261	$239,903	$95,249	$(488)	$346,925
Net income	—	—	—	11,007	—	11,007
Other comprehensive income	—	—	—	—	158	158
Repurchase of common stock	(2,400)	(1)	(37)	(2)	—	(40)
Issuance of common stock, net of offering expense	6,325,000	3,163	66,463	—	—	69,626
Restricted stock issuance	225,058	112	1,866	—	—	1,978
Balance, June 30, 2026	31,068,852	$15,535	$308,195	$106,254	$(330)	$429,654
The accompanying notes to the consolidated financial statements are an integral part of these statements.

FIRST CAROLINA FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

	Six Months Ended June 30,

(Dollars in thousands)	2026	2025
Cash flows from operating activities:
Net income	$11,007	$9,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,008	966
Amortization of internally developed software	1,855	1,255
Net gains on sale of securities	(108)	—
Net amortization (accretion) on securities	292	140
Amortization of intangible assets	1,386	1,343
Amortization of subordinated debt issuance costs	53	53
Provision (recoveries) for credit losses	(125)	363
Deferred income tax expense	1,035	535
Earnings on bank-owned life insurance	(1,190)	(692)
Stock-based compensation expense	1,978	1,677
Change in assets and liabilities:
Prepaid expenses and other assets	6,864	13,191
Accrued expenses and other liabilities	(3,276)	(2,343)
Accrued interest payable	(1,376)	276
Net cash provided by operating activities	19,403	26,060

Cash flows from investing activities:
Proceeds from maturities, prepayments, and calls of AFS securities	29,813	29,311
Proceeds from sales of AFS securities	86,190	—
Purchases of AFS securities	(129,228)	(195,877)
Proceeds from maturities, prepayments, and calls of HTM securities	—	14,342
Loan originations and principal payments on loans, net	(94,379)	(103,078)
Change in FHLB stock	993	2,155
Purchase of bank-owned life insurance	(9,031)	(17,207)
Net purchases of premises and equipment	(234)	(2,814)
Net cash paid in acquisition of BM Technologies, Inc.	—	(96,721)
Net cash used in investing activities	(115,876)	(369,889)

Cash flows from financing activities:
Net increase in deposits	35,042	427,692
Net change in Federal Reserve advances	—	(100,000)
Net change in FHLB advances	(25,000)	—
Repurchase of common stock	(40)	—
Offering expense related to 2024 issuance of common stock	—	(8)
Net proceeds from issuance of common stock	71,176	—
Net cash provided by financing activities	81,178	327,684

Net increase (decrease) in cash and cash equivalents	(15,295)	(16,145)
Cash and cash equivalents, beginning of year	134,116	168,055
Cash and cash equivalents, end of year	$118,821	$151,910

FIRST CAROLINA FINANCIAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
SIX MONTHS ENDED JUNE 30, 2026 AND 2025 (UNAUDITED)

	Six Months Ended June 30,

(Dollars in thousands)	2026	2025
Supplemental disclosures of cash flow information:
Cash payments for:
Interest on deposits and other borrowings	$42,848	$43,176
Income taxes	903	1,783

Supplemental disclosures of noncash transactions:
Change in fair value of investment securities AFS, net of tax	158	1,263
Accrued liability in connection with issuance of common stock related to IPO	1,550	—
Goodwill recognized in connection with acquisition of BM Technologies, Inc., net of measurement period increase of $3,720	—	44,474
Identified intangible assets recognized in connection with acquisition of BM Technologies, Inc.	—	26,667
Deferred tax assets recognized in connection with acquisition of BM Technologies, Inc., net of measurement period decrease of $3,720	—	20,970
Additional Assets recognized in connection with acquisition of BM Technologies, Inc.	—	14,878
Additional Liabilities recognized in connection with acquisition of BM Technologies, Inc.	—	(10,268)
Amortization of net gains and losses on investment securities transferred to HTM	—	5
The accompanying notes to the consolidated financial statements are an integral part of these statements.

FIRST CAROLINA FINANCIAL SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025 (AUDITED)
Note 1—Nature of Business and Summary of Significant Accounting Policies
First Carolina Financial Services, Inc. (the “Company”) is a bank holding company whose principal subsidiary is First Carolina Bank (the “Bank”). The Bank has one wholly owned subsidiary, BM Technologies, Inc., and one indirect subsidiary, BMTX, Inc., which is wholly owned by BM Technologies, Inc. Through these consolidated subsidiaries, which we refer to herein as BM Tech, we operate a payment processing company focused on higher education funds disbursement. The Company principally operates in two business segments, which are Community Banking and BM Tech. See Note 11-"Segment Reporting", for additional information.
On June 17, 2026, the Company effected a 2-for-1 stock split of its common stock. All share and per share amounts presented in the condensed consolidated financial statements have been retroactively adjusted to reflect the stock split for all periods presented.
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures required by GAAP for complete annual financial statements.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of June 30, 2026, and its results of operations and cash flows for the interim periods presented. Operating results for the six months ended June 30, 2026 and 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2026.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes as of and for the year ended December 31, 2025, included in the Company’s prospectus filed on June 18, 2026, with the Securities and Exchange Commission pursuant to Rule 424(b)(4). The Company’s significant accounting policies are described in Note 1 to those audited consolidated financial statements. There were no material changes to the Company’s significant accounting policies during the six months ended June 30, 2026. The Company applies the same accounting policies in preparing its interim financial statements as it applies in preparing its annual financial statements.
Accounting Pronouncements
The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Improvements to Income Tax Disclosures. The accounting standard improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The accounting standard is effective for the Company for annual periods beginning after December 31, 2025. This standard relates to footnote disclosures only. The Company is evaluating the impact of this standard on its disclosures.
2025-06, Intangibles Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU modernizes the guidance for internal-use software by eliminating references to project development stages and requiring capitalization of software development costs when management has authorized and committed to funding the project and it is probable the project will be completed, and the software will be used as intended. The ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on its financial statements and related disclosures.

The Company has further evaluated other Accounting Standards Updates issued during 2026 but does not expect such Accounting Standards updates, other than those summarized above, to have a material impact on the Consolidated Financial Statements.

Note 2—Business Combinations
On January 31, 2025, the Company completed the acquisition of BM Technologies, Inc. for $98.2 million. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. Prior to the acquisition, BM Technologies, Inc. operated as a financial technology company that, in partnership with its banking partners, offered a digital banking platform and funds disbursement services. With the acquisition of BM Technologies, Inc., the Company transformed into a national franchise with proprietary digital platform serving higher education institutions across over 750 campuses in 46 states and the District of Columbia.
The total consideration transferred was as follows:

Component	Amount (in thousands)
Cash paid at closing	$61,625
Fair value of warrants issued, paid on the behalf of acquiree	12,440
Settlement of accrued liabilities, paid on the behalf of acquiree	15,562
Effective settlement of preexisting asset due from acquiree	8,550
Total consideration transferred	$98,177
Identifiable Assets acquired and Liabilities assumed
The preliminary allocation of the purchase price is based on the fair value of the acquired assets and liabilities as of the acquisition date:

Purchase Price consideration		$98,177

Fair value of assets acquired
(Dollars in thousands)
Cash and cash equivalents	$1,456
Accounts receivable	2,932
Prepaid expenses and other current assets	1,559
Internally developed software	8,600
Internally Developed Software work-in-process	1,787
Intangible assets (excluding goodwill)	26,667
Deferred tax asset	20,970
Total Assets	$63,971

Fair value of liabilities acquired
Accounts payable and other liabilities	10,268
Total liabilities	$10,268
Fair Value of net assets acquired		53,703
Goodwill		$44,474
Acquired intangible assets consisted of:

Intangible Asset	Fair Value (in thousands)	Estimated Useful Life
Trade Name	$1,025	5 years
Customer Relationships	25,642	10 years
	$26,667
Amortization expense related to these assets are recognized on a straight-line basis over their respective useful lives.

Goodwill of $44.5 million was initially recognized, representing the excess of the consideration transferred over the fair value of the identifiable net assets acquired. Goodwill primarily relates to expected synergies, assembled workforce, and future growth opportunities. Goodwill is not deductible for tax purposes unless otherwise noted.
The Company completed its analysis of the tax effects of this transaction during the measurement period. The consolidated statements of financial condition reflect this analysis. As a result, the deferred tax asset, related to acquired net operating losses, was decreased by $3.7 million, and the net adjustment of $3.7 million resulted in a corresponding increase to goodwill per ASC 805.
Acquisition-related costs of $2.8 million were expensed as incurred and included in Professional fees in the Consolidated Statements of Operations.

Note 3—Investment Securities
The following table summarizes the amortized cost and fair value of available-for-sale investment securities, with gross unrealized gains and losses:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Securities available-for-sale:
Residential MBS
Agency	$275,524	$894	$(807)	$275,611
Non-agency	20,825	—	(297)	20,528
Total residential MBS	296,349	894	(1,104)	296,139
Commercial MBS - Agency	5,974	—	(17)	5,957
Asset backed securities	21,445	—	(144)	21,301
Corporate bonds	2,000	—	(56)	1,944
	$325,768	$894	$(1,321)	$325,341

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(Dollars in thousands)
Securities available-for-sale:
Residential MBS
Agency	$292,071	$291	$(547)	$291,815
Non-agency	7,750	—	(176)	7,574
Total residential MBS	299,821	291	(723)	299,389
Commercial MBS - Agency	5,979	—	(15)	5,964
Asset backed securities	4,927	1	(100)	4,828
Corporate bonds	2,000	—	(91)	1,909
	$312,727	$292	$(929)	$312,090

The Company had no held-to-maturity ("HTM") securities as of June 30, 2026 and December 31, 2025.
The following table summarizes available-for-sale securities in an unrealized loss position for which an allowance for credit losses has not been recorded at June 30, 2026 and December 31, 2025, aggregated by major security type and length of time in a continuous unrealized loss position:

June 30, 2026	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale:
Residential MBS
Agency	$97,764	$(304)	$2,029	$(503)	$99,793	$(807)
Non-agency	17,576	(108)	2,952	(189)	20,528	(297)
Total residential MBS	115,340	(412)	4,981	(692)	120,321	(1,104)
Commercial MBS - Agency	—	—	5,957	(17)	5,957	(17)
Asset backed securities	18,664	(41)	2,638	(103)	21,302	(144)
Corporate bonds	—	—	1,944	(56)	1,944	(56)
	$134,004	$(453)	$15,520	$(868)	$149,524	$(1,321)

December 31, 2025	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale:
Residential MBS
Agency	$109,232	$(56)	$2,092	$(491)	$111,324	$(547)
Non-agency	4,327	(1)	3,246	(175)	7,573	(176)
Total residential MBS	113,559	(57)	5,338	(666)	118,897	(723)
Commercial MBS - Agency	—	—	5,965	(15)	5,965	(15)
Asset backed securities	1,302	—	2,900	(100)	4,202	(100)
Corporate bonds	—	—	1,909	(91)	1,909	(91)
	$114,861	$(57)	$16,112	$(872)	$130,973	$(929)
For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, the Company assesses whether or not it intends to sell the security, or more-likely-than-not will be required to sell the security, before recovery of its amortized cost basis which would require a write-down to fair value through net income. As of June 30, 2026, the Company did not intend to sell those securities that had an unrealized loss. At June 30, 2026, it was not more-likely-than-not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity. The Company has determined that no write-down is necessary. In addition, the Company evaluates whether any portion of the decline in fair value is the result of credit deterioration, which would require the recognition of an allowance for credit losses. Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security. These securities will continue to be monitored as a part of the Company’s ongoing evaluation of credit quality.
During the third quarter of the year ended December 31, 2025, the Company sold all debt securities previously classified as HTM. The sales were undertaken due to circumstances that were isolated, non-recurring, and unusual for the Company, and therefore met the conditions under ASC 320 for sales from the HTM portfolio without calling into question management’s intent to hold other HTM securities to maturity.

The HTM securities sold had an amortized cost basis of $35.9 million and resulted in a net realized loss of $684 thousand. The sales occurred as a result of significant deterioration in the credit quality of the issuers, which was not anticipated at the time the securities were originally purchased. Management determined that the credit-related concerns represented a significant increase in the risk of non-performance and warranted disposition of the securities to mitigate potential future losses.
Under ASC 320-10-25-6, sales of HTM securities are permitted when there is evidence of a significant deterioration in creditworthiness of the issuer. Accordingly, management concluded that these transactions were consistent with the Company’s HTM classification and will not taint future purchases to the HTM portfolio.
The amortized cost and fair values of securities, available-for-sale, as of June 30, 2026 and December 31, 2025, by contractual maturity are shown below. Actual maturities may differ from contractual maturities because some issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2026
	Amortized Cost	Fair Value
(Dollars in thousands)
Securities available-for-sale:
Due within one year	$—	$—
Due after one but within five years	2,641	2,607
Due after five but within ten years	24,762	24,582
Due after ten years	298,365	298,152
Total	$325,768	$325,341

	December 31, 2025
	Amortized Cost	Fair Value
(Dollars in thousands)
Securities available-for-sale:
Due within one year	$—	$—
Due after one but within five years	1,651	1,650
Due after five but within ten years	10,109	9,902
Due after ten years	300,967	300,538
Total	$312,727	$312,090
For the purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal payments.
Sales of securities available-for-sale during the six-month period ending June 30, 2026 totaled approximately $86 million. The sales generated $108 thousand in realized gains. There were no sales or gains recognized of securities available-for-sale during the six-month period ending June 30, 2025. There were no sales or gains recognized of securities available-for-sale during the three-month periods ending June 30, 2026 and 2025.
As of June 30, 2026 and December 31, 2025, there were no securities pledged to secure public deposits. As of June 30, 2026 and December 31, 2025, securities totaling $289 million and $325 million respectively, were pledged to secure borrowings.

Note 4—Loans Receivable and Allowance for Credit Losses
The table below presents the major types of loans recorded on the consolidated statements of financial condition as of the dates indicated:

	June 30, 2026	December 31, 2025
(Dollars in thousands)
Construction, land & land development	$325,384	$255,740
Other commercial real estate	1,475,934	1,449,044
Owner-occupied commercial real estate	270,838	295,346
Commercial industrial & agricultural	313,056	299,853
Residential real estate	355,291	346,601
Consumer	2,046	1,590
Loans receivable	2,742,549	2,648,174
Allowance for credit losses	(22,064)	(20,893)
Total loans receivable, net of allowance for credit losses on loans and leases (1)	$2,720,485	$2,627,281
(1)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(7.4) and $(6.9) million at June 30, 2026 and December 31, 2025, respectively.

The following table presents, by loan class, the activity related to the allowance for credit losses for the three months ended June 30, 2026:

	Construction, land, & land development	Other commercial real estate	Owner- occupied commercial real estate	Commercial industrial & agricultural	Residential real estate	Consumer	Total
(Dollars in thousands)
Beginning balance	$4,795	$9,160	$1,454	$3,175	$2,521	$16	$21,121
Provision (recovery) for credit losses	726	290	(73)	12	(12)	—	943
Charge-offs	—	—	—	—	—	(2)	(2)
Recoveries	1	—	—	—	—	1	2
Net recoveries (charge-offs)	1	—	—	—	—	(1)	—
Ending balance	$5,522	$9,450	$1,381	$3,187	$2,509	$15	$22,064

The following table presents, by loan class, the activity related to the allowance for credit losses for the three months ended June 30, 2025:

	Construction, land, & land development	Other commercial real estate	Owner- occupied commercial real estate	Commercial industrial & agricultural	Residential real estate	Consumer	Total
(Dollars in thousands)
Beginning balance	$5,559	$10,294	$1,329	$2,729	$1,774	$8	$21,693
Provision (recovery) for credit losses	203	(698)	57	209	295	1	67
Charge-offs	—	—	—	—	—	(3)	(3)
Recoveries	1	—	—	—	—	2	3
Net recoveries (charge-offs)	1	—	—	—	—	(1)	—
Ending balance	$5,763	$9,596	$1,386	$2,938	$2,069	$8	$21,760

The following table presents, by loan class, the activity related to the allowance for credit losses for the six months ended June 30, 2026:

	Construction, land, & land development	Other commercial real estate	Owner- occupied commercial real estate	Commercial industrial & agricultural	Residential real estate	Consumer	Total
(Dollars in thousands)
Beginning balance	$4,182	$9,385	$1,456	$3,349	$2,513	$8	$20,893
Provision (recovery) for credit losses	1,339	65	(75)	(162)	(4)	12	1,175
Charge-offs	—	—	—	—	—	(8)	(8)
Recoveries	1	—	—	—	—	3	4
Net recoveries (charge-offs)	1	—	—	—	—	(5)	(4)
Ending balance	$5,522	$9,450	$1,381	$3,187	$2,509	$15	$22,064

The following table presents, by loan class, the activity related to the allowance for credit losses for the six months ended June 30, 2025:

	Construction, land, & land development	Other commercial real estate	Owner- occupied commercial real estate	Commercial industrial & agricultural	Residential real estate	Consumer	Total
(Dollars in thousands)
Beginning balance	$5,525	$9,208	$1,359	$2,514	$1,788	$7	$20,401
Provision (recovery) for credit losses	237	388	27	424	281	24	1,381
Charge-offs	—	—	—	—	—	(26)	(26)
Recoveries	1	—	—	—	—	3	4
Net recoveries (charge-offs)	1	—	—	—	—	(23)	(22)
Ending balance	$5,763	$9,596	$1,386	$2,938	$2,069	$8	$21,760
The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of June 30, 2026 and June 30, 2025:

June 30, 2026	Nonaccrual with no allowance for credit loss	Nonaccrual with an allowance for credit loss	Loans past due over 89 days still accruing
(Dollars in thousands)
Construction, land & land development	$—	$—	$—
Other commercial real estate	4,029	—	—
Owner-occupied commercial real estate	—	18,178	—
Commercial industrial & agricultural	—	—	—
Residential real estate	64	—	—
Consumer	—	—	—
Total loans	$4,093	$18,178	$—

June 30, 2025	Nonaccrual with no allowance for credit loss	Nonaccrual with an allowance for credit loss	Loans past due over 89 days still accruing
(Dollars in thousands)
Construction, land & land development	$—	$—	$—
Other commercial real estate	6,827	—	—
Owner-occupied commercial real estate	17,418	—	—
Commercial industrial & agricultural	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
Total loans	$24,245	$—	$—
The Company designates collateral-dependent loans as loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral, and the borrower is experiencing financial difficulty. These loans do not share common risk characteristics and are not included within the collectively evaluated loans for determining the allowance for credit losses. Under Current Expected Credit Losses (CECL), for collateral-dependent loans, the Company has adopted the practical expedient to measure the allowance for credit losses based on the fair value of collateral. The allowance for credit losses is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral, which is adjusted for liquidation costs/discounts if applicable, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

The following table presents an analysis of collateral-dependent loans of the Company as of June 30, 2026 and December 31, 2025:

June 30, 2026	Residential properties	Business assets	Land	Commercial property	Other	Total
(Dollars in thousands)
Construction, land & land development	$—	$—	$618	$—	$—	$618
Other commercial real estate	—	—	—	4,029	—	4,029
Owner-occupied commercial real estate	—	—	—	28,924	—	28,924
Commercial, industrial & agricultural	—	—	—	—	—	—
Residential real estate	64	—	—	—	—	64
Consumer	—	—	—	—	—	—
Total loans	$64	$—	$618	$32,953	$—	$33,635

December 31, 2025	Residential properties	Business assets	Land	Commercial property	Other	Total
(Dollars in thousands)
Construction, land & land development	$—	$—	$633	$—	$—	$633
Other commercial real estate	—	—	—	4,942	—	4,942
Owner-occupied commercial real estate	—	—	—	28,137	—	28,137
Commercial, industrial & agricultural	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total loans	$—	$—	$633	$33,079	$—	$33,712
At June 30, 2026, the Company had six loans totaling $33.6 million that were individually evaluated for credit losses, of which four loans totaling $22.3 million were on a nonaccrual basis. At December 31, 2025, the Company had seven loans totaling $33.7 million that were individually evaluated for credit losses, of which three loans totaling $21.6 million were on a nonaccrual basis. There was one individually analyzed loan with an allowance for credit losses in the amount of $178 thousand as of June 30, 2026 and no individually analyzed loans with an allowance for credit losses as of December 31, 2025.
The Company uses several credit quality indicators to manage credit risk on an ongoing basis. The Company’s primary credit quality indicator is an internal credit risk rating system. The Company grades loans as “pass,” “special mention,” “substandard,” “doubtful,” or “loss” loans. Loans are reviewed on a regular basis internally, and at least annually by an external loan review group, to ensure loans are graded appropriately.
The following are the definitions of the Company’s credit quality indicators.
Pass – The loans assigned a “pass” grade are typically paying in accordance with the terms of the original agreement and do not have significant weaknesses that would be an indication of probable future default in the short-term. Management believes there is a low likelihood of loss related to those loans that are considered “pass”.
Special Mention – Loans assigned a “special mention” grade have potential weaknesses that deserve management’s close attention. If left uncorrected these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. This rating requires appropriate remediation plans and monitoring.
Substandard – Loans assigned a “substandard” grade are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt. They are characterized by the possibility that the bank will sustain some loss if the deficiencies are not corrected. Appropriate remedial plans must be implemented, and the credit continuously monitored.

Doubtful – Loans assigned a “doubtful” grade have all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. An asset is to be graded “doubtful” when significant risk exposure is evident, but the actual amount of the loss is not immediately determinable pending some future event to be resolved within a relatively short time period. Given the high probability of loss, nonaccrual accounting treatment is required.
Loss – The loans assigned a “loss” grade are considered uncollectible and identified losses are immediately charged-off.
The following table summarizes the total amortized costs of commercial loans disaggregated by year of origination, the current period gross write offs, and risk rating as of June 30, 2026:

	Commercial loan risk classification by loan type Term loans by origination year
	2026	2025	2024	2023	2022	2021 & prior	Revolving loans	Total
(Dollars in thousands)
Construction, land & land development
Pass	$30,131	$89,892	$68,746	$93,528	$41,891	$1,196	$—	$325,384
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction, land & land development	30,131	89,892	68,746	93,528	41,891	1,196	—	325,384
Current period gross write offs	—	—	—	—	—	—	—	—
Other commercial real estate
Pass	218,354	129,004	62,601	193,778	591,203	276,964	—	1,471,904
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	4,030	—	4,030
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total other commercial real estate	218,354	129,004	62,601	193,778	591,203	280,994	—	1,475,934
Current period gross write offs	—	—	—	—	—	—	—	—
Owner-occupied commercial real estate
Pass	9,850	52,456	6,798	43,756	64,402	71,970	3,001	252,233
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	18,178	427	—	—	18,605
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total owner-occupied real estate	9,850	52,456	6,798	61,934	64,829	71,970	3,001	270,838
Current period gross write offs	—	—	—	—	—	—	—	—
Commercial, industrial & agricultural
Pass	14,513	43,211	18,233	19,759	26,584	31,025	159,731	313,056
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial, industrial, & agriculture	14,513	43,211	18,233	19,759	26,584	31,025	159,731	313,056
Current period gross write offs	—	—	—	—	—	—	—	—
Total commercial loans	$272,848	$314,563	$156,378	$368,999	$724,507	$385,185	$162,732	$2,385,212

The following table summarizes the total amortized costs of commercial loans disaggregated by year of origination, the current period gross write offs, and risk rating as of December 31, 2025:

	Commercial loan risk classification by loan type Term loans by origination year
	2025	2024	2023	2022	2021	2020 & prior	Revolving loans	Total
(Dollars in thousands)
Construction, land & land development
Pass	$24,843	$79,194	$100,344	$50,096	$369	$894	$—	$255,740
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total construction, land & land development	24,843	79,194	100,344	50,096	369	894	—	255,740
Current period gross write offs	—	—	—	—	—	—	—	—
Other commercial real estate
Pass	125,045	57,381	273,505	635,498	222,616	119,090	—	1,433,135
Special mention	—	—	—	—	11,025	—	—	11,025
Substandard	—	—	675	—	4,209	—	—	4,884
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total other commercial real estate	125,045	57,381	274,180	635,498	237,850	119,090	—	1,449,044
Current period gross write offs	—	—	—	2,754	—	—	—	2,754
Owner-occupied commercial real estate
Pass	52,664	10,215	65,691	66,005	31,146	48,910	3,347	277,978
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	17,368	—	—	—	—	17,368
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total owner-occupied real estate	52,664	10,215	83,059	66,005	31,146	48,910	3,347	295,346
Current period gross write offs	—	—	—	—	—	—	—	—
Commercial, industrial & agricultural
Pass	58,013	20,041	24,225	38,819	32,975	789	124,991	299,853
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total commercial, industrial, & agriculture	58,013	20,041	24,225	38,819	32,975	789	124,991	299,853
Current period gross write offs	—	—	—	—	—	—	—	—
Total commercial loans	$260,565	$166,831	$481,808	$790,418	$302,340	$169,683	$128,338	$2,299,983

The following table summarizes the total amortized cost of residential real estate and consumer loans disaggregated by year of origination, the current period gross write offs, and risk rating as of June 30, 2026:

	Commercial loan risk classification by loan type Term loans by origination year
	2026	2025	2024	2023	2022	2021 & prior	Revolving loans	Total
(Dollars in thousands)
Residential real estate
Pass	$24,821	$79,437	$79,840	$55,825	$43,904	$47,753	$23,261	$354,841
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	386	64	450
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total residential real estate	24,821	79,437	79,840	55,825	43,904	48,139	23,325	355,291
Current period gross write offs	—	—	—	—	—	—	—	—
Consumer
Pass	1,173	313	318	41	—	70	131	2,046
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total consumer	1,173	313	318	41	—	70	131	2,046
Current period gross write offs	8	—	—	—	—	—	—	8
Total consumer and residential real estate loans	25,994	79,750	80,158	55,866	43,904	48,209	23,456	357,337
Total loans	$298,842	$394,313	$236,536	$424,865	$768,411	$433,394	$186,188	$2,742,549
The following table summarizes the total amortized cost of residential real estate and consumer loans disaggregated by year of origination, the current period gross write offs and risk rating as of December 31, 2025:

	Commercial loan risk classification by loan type Term loans by origination year
	2025	2024	2023	2022	2021	2020 & prior	Revolving loans	Total
(Dollars in thousands)
Residential real estate
Pass	$80,249	$77,707	$72,015	$45,527	$28,279	$24,923	$17,901	$346,601
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total residential real estate	80,249	77,707	72,015	45,527	28,279	24,923	17,901	346,601
Current period gross write offs	—	—	—	—	—	—	—	—
Consumer
Pass	841	388	138	—	—	78	145	1,590
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
Total consumer	841	388	138	—	—	78	145	1,590
Current period gross write offs	47	—	—	—	—	—	—	47
Total consumer and residential real estate loans	81,090	78,095	72,153	45,527	28,279	25,001	18,046	348,191
Total loans	$341,655	$244,926	$553,961	$835,945	$330,619	$194,684	$146,384	$2,648,174
There were no revolving loans converted to term loans during 2026 and 2025.

The following table presents an aging analysis of the loan portfolio, by loan class, at June 30, 2026 and December 31, 2025:

	June 30, 2026
(Dollars in thousands)	Construction, land, & land development	Other commercial real estate	Owner- occupied commercial real estate	Commercial industrial & agricultural	Residential real estate	Consumer	Total
Current	$325,384	$1,471,904	$252,660	$313,056	$355,227	$2,046	$2,720,277
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90 days or more past due and still accruing	—	—	—	—	—	—	—
Nonaccrual loans	—	4,030	18,178	—	64	—	22,272
Total	$325,384	$1,475,934	$270,838	$313,056	$355,291	$2,046	$2,742,549

	December 31, 2025
(Dollars in thousands)	Construction, land, & land development	Other commercial real estate	Owner- occupied commercial real estate	Commercial industrial & agricultural	Residential real estate	Consumer	Total
Current	$255,740	$1,444,835	$277,978	$299,853	$346,601	$1,590	$2,626,597
30-59 days past due	—	—	—	—	—	—	—
60-89 days past due	—	—	—	—	—	—	—
90 days or more past due and still accruing	—	—	—	—	—	—	—
Nonaccrual loans	—	4,209	17,368	—	—	—	21,577
Total	$255,740	$1,449,044	$295,346	$299,853	$346,601	$1,590	$2,648,174
Occasionally, the Company modifies loans to borrowers in financial distress by providing concessions in the form of principal forgiveness, an other-than-insignificant payment delay, a term extension, and/or an interest rate reduction. If principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses.

The following tables present the amortized cost of loans as of June 30, 2026 and June 30, 2025 that were both experiencing financial difficulty and modified during the periods noted by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below:
During the Three Month Period ending June 30, 2026:

Modification type:	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Total	Total class of financing receivable
June 30, 2026
(Dollars in thousands)
Owner-occupied commercial real estate	$—	$28,924	$—	$—	$28,924	10.7%
Total loans	$—	$28,924	$—	$—	$28,924	1.1%

During the Three Month Period ending June 30, 2025:

Modification type:	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Total	Total class of financing receivable
June 30, 2025
(Dollars in thousands)
Owner-occupied commercial real estate	$—	$—	$—	$10,801	$10,801	3.8%
Total loans	$—	$—	$—	$10,801	$10,801	0.4%

During the Six Month Period ending June 30, 2026:

Modification type:	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Total	Total class of financing receivable
June 30, 2026
(Dollars in thousands)
Construction, land & land development	$—	$—	$618	$—	$618	0.2%
Other commercial real estate	—	—	—	4,029	4,029	0.3%
Owner-occupied commercial real estate	—	28,924	—	—	28,924	10.7%
Total loans	$—	$28,924	$618	$4,029	$33,571	1.2%
During the Six Month Period ending June 30, 2025:

Modification type:	Principal forgiveness	Payment delay	Term extension	Interest rate reduction	Total	Total class of financing receivable
June 30, 2025
(Dollars in thousands)
Construction, land & land development	$—	$—	$4,855	$—	$4,855	1.5%
Other commercial real estate	—	—	—	5,206	5,206	0.3%
Owner-occupied commercial real estate	—	—	—	10,801	10,801	3.8%
Total loans	$—	$—	$4,855	$16,007	$20,862	0.8%

The Company has committed to lend additional amounts totaling $0 to the borrowers included in the previous tables.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified in the last 12 months:

Payment Performance:	Current	30 - 59 days past due	60 - 89 days past due	Greater than 89 days past due	Total past due
June 30, 2026
(Dollars in thousands)
Construction, land & land development	$618	$—	$—	$—	$—
Other commercial real estate	4,029	—	—	—	—
Owner-occupied real estate	28,924	—	—	—	—
Total loans	$33,571	$—	$—	$—	$—

Payment Performance:	Current	30 - 59 days past due	60 - 89 days past due	Greater than 89 days past due	Total past due
June 30, 2025
(Dollars in thousands)
Construction, land & land development	$647	$—	$—	$—	$—
Other commercial real estate	5,206	—	—	—	—
Owner-occupied real estate	28,220	—	—	—	—
Total loans	$34,073	$—	$—	$—	$—

The following table describes the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended June 30, 2026:

Modification type:	Principal forgiveness	Payment delay (months)	Weighted average term extension (months)	Weighted average interest rate reduction
June 30, 2026
(Dollars in thousands)
Owner-occupied real estate	$—	12	—	—%
Total loans	$—	12	—	—%

The following table describes the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended June 30, 2025:

Modification type:	Principal forgiveness	Payment delay (months)	Weighted average term extension (months)	Weighted average interest rate reduction
June 30, 2025
(Dollars in thousands)
Other commercial real estate	$—	—	—	(1.0)%
Total loans	$—	—	—	(1.0)%

The following table describes the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the six months ended June 30, 2026:

Modification type:	Principal forgiveness	Payment delay (months)	Weighted average term extension (months)	Weighted average interest rate reduction
June 30, 2026
(Dollars in thousands)
Construction, land & land development	$—	—	9	—%
Other commercial real estate	—	—	—	0.3%
Owner-occupied real estate	—	12	—	—%
Total loans	$—	12	9	0.3%

The following table describes the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the six months ended June 30, 2025:

Modification type:	Principal forgiveness	Payment delay (months)	Weighted average term extension (months)	Weighted average interest rate reduction
June 30, 2025
(Dollars in thousands)
Construction, land & land development	$—	—	16	—%
Owner-occupied real estate	—	15	—	(1.0)%
Total loans	$—	15	16	(1.0)%

The following table presents the amortized cost basis of loans that had a payment default during the twelve months ended June 30, 2026 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. A default on a modified loan is defined as being past due 90 days or being out of compliance with the modification agreement.

Modification type:	Principal forgiveness	Payment delay (months)	Weighted average term extension (months)	Weighted average interest rate reduction
June 30, 2026
(Dollars in thousands)
Other commercial real estate	$—	$—	$—	$4,029
Owner-occupied real estate	—	18,178	—	—
Total loans	$—	$18,178	$—	$4,029

The Company had no loans that had a payment default during the twelve months ended June 30, 2025 and were modified in the twelve months prior to that default to borrowers experiencing financial difficulty. A default on a modified loan is defined as being past due 90 days or being out of compliance with the modification agreement.
Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value less costs to sell, if applicable, at the end of the period. Assets measured at fair value on a nonrecurring basis are included in table below as of June 30, 2026.

	June 30, 2026
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent loans, net	$33,635	$—	$—	$33,635
Total assets at fair value on a nonrecurring basis	$33,635	$—	$—	$33,635

June 30, 2026	Fair value	Valuation technique	Unobservable input	Range
Collateral dependent loans, net	$33,635	Third party appraisal or broker's price opinion	Management discount for costs to sell	10%

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market value that were recognized at fair value less costs to sell, if applicable, at the end of the period. Assets measured at fair value on a nonrecurring basis are included in table below as of June 30, 2025.

	June 30, 2025
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Collateral dependent loans, net	$40,900	$—	$—	$40,900
Total assets at fair value on a nonrecurring basis	$40,900	$—	$—	$40,900

June 30, 2025	Fair value	Valuation technique	Unobservable input	Range
Collateral dependent loans, net	$40,900	Third party appraisal or broker's price opinion	Management discount for costs to sell	10%

There were two loans to borrowers experiencing financial difficulty in the twelve months prior to December 31, 2025 that had an event of default and three loans modified in the twelve months prior to June 30, 2026 that had an event of default. An event of default on a modified loan is defined as being past due 90 days or being out of compliance with the modification agreement.

Officers and directors of the Company were indebted to the Company for loans made in the ordinary course of business. The following is an analysis of the loans to officers and directors for the six months ended June 30, 2026 and year ended December 31, 2025:

	June 30, 2026	December 31, 2025
(Dollars in thousands)
Balance, beginning of year	$34,210	$53,091
Originations	30	1,925
Payments received	(3,025)	(20,806)
Balance, end of year	$31,215	$34,210

Note 5—Deposits
Deposits as of June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026	December 31, 2025
(Dollars in thousands)
Demand accounts:
Demand deposits, noninterest bearing	$563,008	$533,232
Money market, interest bearing	989,134	731,992
Interest bearing demand accounts	572,971	376,537
Total demand deposits	2,125,113	1,641,761
Savings	27,337	27,205
Certificates of deposit	678,265	1,126,707
Total deposits	$2,830,715	$2,795,673
At June 30, 2026, the scheduled maturities of certificates of deposit ("CDs") are as follows:

(Dollars in thousands)	Amount
2026	$382,092
2027	243,118
2028	51,896
2029	925
2030	141
Thereafter	93
$678,265
The aggregate amount of jumbo certificates of deposit with a minimum denomination of $250,000 at June 30, 2026 and December 31, 2025 was approximately $122 million and $140 million, respectively.

Note 6—Goodwill and Intangible Assets
Goodwill:
Goodwill for the six months ended June 30, 2026 and the year ended December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
(Dollars in thousands)
Beginning of year	$46,266	$1,792
Acquired goodwill	—	40,754
Measurement period adjustments	—	3,720
Impairment	—	—
End of period	$46,266	$46,266
Intangible assets:
Acquired intangible assets were as follows as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
(Dollars in thousands)
Amortized intangible assets:
Trade Name	$1,025	$(291)	$1,025	$(188)
Existing Customer Relationships	25,642	(3,633)	25,642	(2,350)
Total	$26,667	$(3,924)	$26,667	$(2,538)
Aggregate amortization expense on intangible assets was $0.7 million and $1.4 million for the three and six months ended June 30, 2026, respectively, and $0.8 million and $1.3 million for the three and six months ended June 30, 2025, respectively.

Note 7—Operating Leases
The Company has three operating leases for its branches in Raleigh, North Carolina, Virginia Beach, Virginia and Columbia, South Carolina with remaining terms from 8 to 14 years. Most lease agreements consist of initial terms ranging between 10 - 15 years with options to extend the lease by at least 5 years. First Carolina Bank operating lease agreements do not contain any material residual value guarantees or material restrictive covenants. Pursuant to these agreements, First Carolina Bank does not have any commitments that would meet the definition of a finance lease.
As most of First Carolina Bank’s operating leases do not provide an implicit rate, First Carolina Bank utilized its incremental borrowing rate based on the information available at either the adoption of ASC 842, Leases (“ASC 842”) or the commencement date of the lease, whichever was later, when determining the present value of lease payments. There were no new leases entered into during the year ended December 31, 2025 and six months ended June 30, 2026.
The following table summarizes operating lease ROU assets and operating lease liabilities and their corresponding balance sheet location:

(Dollars in thousands)

	Classification	June 30, 2026	December 31, 2025
Assets
Operating lease ROU assets	Prepaid expenses and other assets	$6,393	$6,966

Liabilities
Operating lease liabilities	Accrued expenses and other liabilities	$6,814	$7,385
The following table summarizes operating lease cost and its corresponding income statement location for the periods presented:

(Dollars in thousands)
	Classification	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Noninterest expense
Operating lease cost	Occupancy and equipment	$347	$316

(Dollars in thousands)
	Classification	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Noninterest expense
Operating lease cost	Occupancy and equipment	$693	$615

Maturities of non-cancellable operating lease liabilities, included in accrued expenses and other liabilities on the statement of financial conditions were as follows at June 30, 2026:

(Dollars in thousands)
Maturity Analysis	Operating
2026	$1,402
2027	1,442
2028	1,476
2029	1,511
2030	857
Thereafter	735
Total undiscounted cash flows	7,423
Less: present value discount	(609)
Total lease liabilities	$6,814
Cash paid pursuant to operating lease liabilities was $691 thousand and $565 thousand for the six months ended June 30, 2026 and 2025, respectively, and reported as cash flows used in operating activities in the consolidated statement of cash flows.
The following table summarizes the weighted average remaining lease term and discount rate for First Carolina Bank's operating leases at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Operating Leases weighted average remaining lease term (years)	5.6	6.1
Operating Leases weighted average discount rate	3.42%	3.44%

Note 8—Commitments and Contingencies
Litigation – In the normal course of business, the Company is involved in various legal proceedings. After consultation with legal counsel, management believes that any liability resulting from such proceedings will not be material to the consolidated financial statements.
Off-Balance Sheet Risk – The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of unfunded loan commitments and letters of credit. Unfunded loan commitments include undisbursed construction loans and other loan types as defined below. The Company uses the same credit policies in making commitments and conditional obligations as it uses for underwriting on-balance sheet instruments. In most cases, collateral or other security is required to support financial instruments with off-balance sheet risk. The Company’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual notional amount of the instrument. Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
The following table summarizes financial instruments with off-balance sheet risk exposure as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
(Dollars in thousands)
Financial instruments whose contract amounts represent credit risk:
Letter of Credit	$21,454	$22,398
Undisbursed Construction Commitments	143,444	247,825
Other Unfunded Commitments	192,925	216,137
Total	$357,823	$486,360
Letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have similar credit risk as other lending facilities. Collateral held for letters of credit varies but may include certificates of deposit, accounts receivable, inventory, property, plant, equipment, and/or real estate.
Undisbursed Construction Commitments represent unused commitments of Construction, land, and land developments loans used primarily for the purpose of constructing or rehabilitating commercial developments, such as multifamily, industrial, and self-storage properties. This also includes unused commitments to consumers to construct custom homes for owner occupancy.
Other Unfunded Commitments represent unused lines of credit not categorized within Undisbursed Construction Commitments. Primarily other unused commitments are related to Commercial Real Estate, Commercial and Industrial and Home Equity Lines of Credit loans.

Note 9—Fair Value of Financial Instruments
Financial instruments for which fair value disclosures are required include cash and due from banks, interest-bearing deposits, securities available-for-sale, loans, Federal Home Loan Bank ("FHLB") stock, bank owned life insurance, deposit accounts, and borrowings. Fair value estimates are made at a specific moment in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no active market readily exists for a portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash and Due from Banks and Interest Bearing Deposits – Cash and due from banks and interest-bearing deposits in banks are repriced on a short-term basis; as such, the carrying value approximates fair value.
Securities HTM – Fair values for investment securities equals quoted market price if such information is available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.
Loans – The fair value for loans held for investment ("LHFI") is estimated using an exit price methodology. An exit price methodology considers expected cash flows that take into account contractual loan terms, as applicable, prepayment expectations, probability of default, loss severity in the event of default, recovery lag and, in the case of variable rate loans, expectations for future interest rate movements. These cash flows are present valued at a risk adjusted discount rate, which considers the cost of funding, liquidity, servicing costs, and other factors. Because observable quoted prices seldom exist for similar assets carried in loans held for investment, Level 3 inputs are primarily used to determine fair value exit pricing. The fair value of collateral-dependent loans is estimated based on discounted cash flows or underlying collateral values, where applicable.
Deposits – The carrying amount of demand deposits and savings deposits approximates fair value due to those products having no stated maturity. The fair value of fixed-rate certificates of deposit is estimated based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities and is classified as Level 2.
Short-term Borrowings – The carrying amount of variable rate other borrowings approximates fair value and is classified as Level 1. The fair value of fixed rate other borrowings is estimated based on discounted contractual cash flows using the current incremental borrowing rates for similar borrowing arrangements and is classified as Level 2.
Subordinated Debt – The fair value of the Company’s subordinated debt securities is based on discounted cash flows using rates for securities with similar terms and remaining maturities and are classified as Level 2.
Financial Instruments with Off-Balance Sheet Risk – With regard to financial instruments with off-balance sheet risk discussed above, it is not practicable to estimate the fair value of future financing commitments.

The carrying amounts and estimated fair values of the Company’s financial instruments not carried at fair value, none of which are held for trading purposes, are as follows at June 30, 2026 and December 31, 2025:

		Fair Value Measurements at June 30, 2026 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
(Dollars in thousands)
Financial assets
Cash, due from banks, federal funds sold	$118,821	$118,821	$—	$—	$118,821
Loans, net	2,720,485	—	—	2,707,693	2,707,693

Financial liabilities
Deposits	$2,830,715	$—	$2,705,611	$—	$2,705,611
Short-term Borrowings	50,000	—	50,000	—	50,000
Subordinated debt	63,489	—	63,489	—	63,489

		Fair Value Measurements at December 31, 2025 Using:
	Carrying Amount	Level 1	Level 2	Level 3	Total
(Dollars in thousands)
Financial Assets:
Cash, due from banks, federal funds sold	$134,116	$134,116	$—	$—	$134,116
Loans, net	2,627,281	—	—	2,604,086	2,604,086

Financial liabilities
Deposits	$2,795,673	$—	$2,692,104	$—	$2,692,104
Short-term Borrowings	75,000	—	75,000	—	75,000
Subordinated debt	63,436	—	63,436	—	63,436
The Company utilizes fair value measurements to record fair value adjustments for certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a monthly basis. Additionally, from time to time, the Company may be required to record other assets at fair value, such as loans held for investment and certain other assets. These nonrecurring fair value adjustments usually involve writing the asset down to fair value or the lower of cost or market value.
The Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair values. These levels are:
Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.
Securities Available-for-Sale – Securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions, and other factors such as the present value of future cash flows. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets, and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds, and corporate debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of June 30, 2026 and December 31, 2025, the Bank does not have any Level 3 securities.
The following tables summarize the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis:

June 30, 2026	Fair Value	Level 1	Level 2	Level 3
(Dollars in thousands)
Securities available-for-sale:
Residential mortgage-backed securities	$296,139	$—	$296,139	$—
Commercial mortgage-backed securities	5,957	—	5,957	—
Asset backed securities	21,301	—	21,301	—
Corporate bonds	1,944	—	1,944	—
Total assets at fair value	$325,341	$—	$325,341	$—

December 31, 2025	Fair Value	Level 1	Level 2	Level 3
(Dollars in thousands)
Securities available-for-sale:
Residential mortgage-backed securities	$299,389	$—	$299,389	$—
Commercial mortgage-backed securities	5,964	—	5,964	—
Asset backed securities	4,828	—	4,828	—
Corporate bonds	1,909	—	1,909	—
Total assets at fair value	$312,090	$—	$312,090	$—
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These include assets that are measured at the lower cost or market value that are recognized at fair value less cost to sell, if applicable, at the end of the period.
The following table summarizes the Company’s financial instruments that were measured at fair value on a nonrecurring basis at June 30, 2026 and December 31, 2025:

	June 30, 2026
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Collateral - Dependent loans, net	$33,635	$—	$—	$33,635
Total Assets at Fair Value on a nonrecurring basis	$33,635	$—	$—	$33,635

(Dollars in thousands)	December 31, 2025
Collateral - Dependent loans, net	$33,712	$—	$—	$33,712
Total Assets at Fair Value on a nonrecurring basis	$33,712	$—	$—	$33,712
Collateral dependent loans – Loans that do not share risk characteristics are evaluated on an individual basis. Expected credit losses for loans individually evaluated are measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate or the difference between the fair value of the collateral and carrying amount if repayment is expected to be provided substantially through the operation or sale of the collateral. If the fair value of the collateral is less than the amortized cost basis of the loan, the Company will recognize an allowance or promptly charge off any amount deemed uncollectible against the Allowance for Credit Losses. Any subsequent recoveries will be limited to the amount previously charged-off. As of June 30, 2026, the fair value of all individually evaluated loans was greater than the carrying amount. As a result, there was no Allowance for Credit Losses applied to these loans.

The following table provides a description of the valuation technique, unobservable inputs, and qualitative information about the unobservable inputs for the Company’s assets and liabilities classified as Level 3 and measured at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025:

June 30, 2026	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Financial Instrument
Collateral - Dependent loans, net	$33,635	Third party appraisal or broker’s price opinion	Management discount for costs to sell	10%

December 31, 2025	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
(Dollars in thousands)
Financial Instrument
Collateral - Dependent loans, net	$33,712	Third party appraisal or broker’s price opinion	Management discount for costs to sell	10%

Note 10—Restricted Stock Awards
The Company has restricted stock awards outstanding under its 2020 Equity Incentive Plan, as amended, and its 2025 Equity Incentive Plan. The 2025 plan was adopted by the Company’s board of directors on February 27, 2025 and approved by shareholders on April 24, 2025. All future equity awards will be made out of the 2025 plan. The 2025 plan permits the issuance and award of various award types (including restricted stock, restricted stock units, stock options, among others) to the Company and its subsidiaries employees, directors, and consultants.
The Company measures the fair value of restricted stock based on the price paid for common stock during the period near the grant date and compensation expense is recorded over the vesting period. The related compensation expense recognized for restricted stock awards was approximately $1.1 million and $0.9 million for the three months and $2.0 million and $1.7 million for the six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026, there was $14.2 million of total unrecognized compensation cost related to non-vested stock granted under the Company’s equity incentive plans. The cost is expected to be recognized over a weighted-average period of 5.0 years.
A summary of changes in the non-vested shares over the three and six months ended June 30, 2026 and 2025:

Non-Vested Shares	Shares	Weighted-Average Fair Value
Non-Vested at April 1, 2025	867,562	$15.61
Granted	26,000	17.50
Vested	0	13.12
Forfeited	2,800	12.93
Non-Vested at June 30, 2025	890,762	$15.67

Non-Vested at April 1, 2026	747,358	$16.19
Granted	133,000	17.50
Vested	8,604	16.40
Forfeited	4,000	16.54
Non-Vested at June 30, 2026	867,754	$16.38

Non-Vested Shares	Shares	Weighted-Average Fair Value
Non-Vested at January 1, 2025	755,642	$14.07
Granted	353,500	17.50
Vested	215,580	13.12
Forfeited	2,800	12.93
Non-Vested at June 30, 2025	890,762	15.67

Non-Vested at January 1, 2026	886,742	15.66
Granted	231,758	17.50
Vested	244,046	14.83
Forfeited	6,700	16.16
Non-Vested at June 30, 2026	867,754	$16.38

Note 11—Segment Reporting

The Company has two reportable segments: Community Banking and BM Tech. The Community Banking segment comprises activities of a traditional banking institution, including gathering deposits and originating loans for portfolio in the Bank’s primary market areas. The BM Tech segment is comprised of a technology platform through which funds disbursement services are provided to higher education institutions and student consumers can open digital-first deposit accounts at the Bank, in each case, on a nationwide basis.
The Company began reporting BM Tech as a separate segment following its acquisition of BM Technologies, Inc. on January 31, 2025. The Company’s chief operating decision maker evaluates segment performance primarily based on total revenue and net income.
Net interest income by segment reflects the Company’s internal funds transfer pricing methodology, under which BM Tech receives a credit for deposits generated by its business. Segment results are presented using the Company’s internal reporting and allocation methodologies.

The following tables present the operating segment results for the three months ended June 30, 2026:

	Community Banking	BM Tech	Total
(Dollars in thousands)
Interest income	$46,846	$—	$46,846
Interest expense	(21,229)	(29)	(21,258)
Funds transfer pricing	(4,405)	4,405	—
Net interest income	21,212	4,376	25,588
Provision for credit losses	273	—	273
Net interest income after provision for credit losses	20,939	4,376	25,315
Service charges on deposit accounts:
Interchange and card revenue	—	1,673	1,673
Service charges	299	1,691	1,990
University fees- transaction activity	—	518	518
University fees- subscriptions	—	1,357	1,357
Total service charges on deposit accounts	299	5,239	5,538

Bank-owned life insurance income	636	—	636
Other noninterest income(1)	201	300	501
Noninterest income	1,136	5,539	6,675

Total employee salary and benefits	7,349	4,313	11,662
Occupancy, software and equipment	1,425	2,588	4,013
Data processing	628	1,110	1,738
Professional fees	1,478	1,705	3,183
Consumer fraud and transaction losses	246	1,186	1,432
Other noninterest expense(2)	2,325	1,149	3,474
Noninterest expense	13,451	12,051	25,502

Net income (loss) before taxes	8,624	(2,136)	6,488

Income tax expense (benefit)	1,783	(391)	1,392
Net Income (loss)	$6,841	$(1,745)	$5,096
Period Ending Assets	$3,304,151	$101,778	$3,405,929

The following tables present the operating segment results for the three months ended June 30, 2025:

	Community Banking	BM Tech	Total
(Dollars in thousands)
Interest income	$46,358	$—	$46,358
Interest expense	(22,795)	(34)	(22,829)
Funds transfer pricing	(4,569)	4,569	—
Net interest income	18,994	4,535	23,529
Provision for credit losses	(169)	—	(169)
Net interest income after provision for credit losses	19,163	4,535	23,698
Service charges on deposit accounts:
Interchange and card revenue	320	1,844	2,164
Servicing fees	—	5,764	5,764
Service charges	301	2,095	2,396
University fees- transaction activity	—	430	430
University fees- subscriptions	—	1,341	1,341
Total service charges on deposit accounts	621	11,474	12,095

Bank-owned life insurance income	348	—	348
Other noninterest income(1)	762	1	763
Noninterest income	1,731	11,475	13,206

Total employee salary and benefits	8,218	6,997	15,215
Occupancy, software and equipment	1,233	2,669	3,902
Data processing	671	1,631	2,302
Professional fees	1,304	894	2,198
Consumer fraud and transaction losses	19	3,503	3,522
Other noninterest expense(2)	2,366	1,241	3,607
Noninterest expense	13,811	16,935	30,746

Net income (loss) before taxes	7,083	(925)	6,158

Income tax expense (benefit)	1,567	—	1,567
Net Income (loss)	$5,516	$(925)	$4,591
Period Ending Assets	$3,281,589	$104,906	$3,386,495

The following tables present the operating segment results for the six months ended June 30, 2026:

	Community Banking	BM Tech	Total
(Dollars in thousands)
Interest income	$92,587	$—	$92,587
Interest expense	(41,411)	(61)	(41,472)
Funds transfer pricing	(10,008)	10,008	—
Net interest income	41,168	9,947	51,115
Provision for credit losses	(125)	—	(125)
Net interest income after provision for credit losses	41,293	9,947	51,240
Service charges on deposit accounts:
Interchange and card revenue	—	3,894	3,894
Service charges	594	3,678	4,272
University fees- transaction activity	—	1,452	1,452
University fees- subscriptions	—	2,745	2,745
Total service charges on deposit accounts	594	11,769	12,363

Bank-owned life insurance income	1,190	—	1,190
Gain on sale of securities, net	108	—	108
Other noninterest income(1)	355	300	655
Noninterest income	2,247	12,069	14,316

Total employee salary and benefits	15,079	8,982	24,061
Occupancy, software and equipment	2,804	5,534	8,338
Data processing	1,293	2,397	3,690
Professional fees	2,279	3,410	5,689
Consumer fraud and transaction losses	248	2,522	2,770
Other noninterest expense(2)	4,711	2,475	7,186
Noninterest expense	26,414	25,320	51,734

Net income (loss) before taxes	17,126	(3,304)	13,822

Income tax expense (benefit)	3,464	(649)	2,815
Net Income (loss)	$13,662	$(2,655)	$11,007
Period Ending Assets	$3,304,151	$101,778	$3,405,929

The following tables present the operating segment results for the six months ended June 30, 2025:

	Community Banking	BM Tech	Total
(Dollars in thousands)
Interest income	$90,767	$—	$90,767
Interest expense	(43,396)	(56)	(43,452)
Funds transfer pricing	(8,488)	8,488	—
Net interest income	38,883	8,432	47,315
Provision for credit losses	363	—	363
Net interest income after provision for credit losses	38,520	8,432	46,952
Service charges on deposit accounts:
Interchange and card revenue	707	3,463	4,170
Servicing fees	—	8,190	8,190
Service charges	585	3,800	4,385
University fees- transaction activity	—	952	952
University fees- subscriptions	—	2,232	2,232
Total service charges on deposit accounts	1,292	18,637	19,929

Bank-owned life insurance income	692	—	692
Other noninterest income(1)	872	1,401	2,273
Noninterest income	2,856	20,038	22,894

Total employee salary and benefits	16,458	11,138	27,596
Occupancy, software and equipment	2,452	4,449	6,901
Data processing	1,261	2,885	4,146
Professional fees	2,198	1,371	3,569
Consumer fraud and transaction losses	17	7,022	7,039
Other noninterest expense(2)	6,237	2,376	8,613
Noninterest expense	28,623	29,241	57,864

Net income (loss) before taxes	12,753	(771)	11,982

Income tax expense (benefit)	2,686	—	2,686
Net Income (loss)	$10,067	$(771)	$9,296
Period Ending Assets	$3,281,589	$104,906	$3,386,495
(1)Other noninterest income includes fee income from outside services, trust, rental and other miscellaneous income.
(2)Other noninterest expense includes costs for legal and regulatory filings, audit fees, other contractual services, and other miscellaneous expenses.

Note 12—Revenue from Contracts with Customers
The Company recognizes revenue from contracts with customers in accordance with ASC 606, Revenue from Contracts with Customers. Revenue (“ASC 606”) is recognized when the Company satisfies its performance obligations by transferring the promised services to customers in an amount that reflects the consideration the Company expects to receive.
The Company’s revenue within the scope of ASC 606 is included in noninterest income and consists primarily of interchange and card revenue, deposit account service charges, university transaction fees, university subscription fees and certain other service-related income. Interest income and other revenue arising from financial instruments, securities transactions, bank-owned life insurance and other activities governed by separate accounting guidance are outside the scope of ASC 606.
The Company’s contracts generally contain a single performance obligation or multiple performance obligations that are satisfied over the same period. Revenue is generally recognized either when the related transaction occurs or over the period in which services are provided. The Company’s contracts generally do not require significant judgment in determining the timing or amount of revenue recognition.
The Company’s material revenue streams within the scope of ASC 606 are described below. Revenue is recognized either at a point in time when the related transaction is completed or over time as the applicable services are provided.
Interchange income and card fees — The Company earns interchange fees from debit cardholder transactions conducted through a payment network. Net interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are earned daily.
Servicing Fees — The Company earned monthly servicing fees through a private label banking program (banking-as-a-service) agreement. Following the acquisition of BM Technologies, Inc. on January 31, 2025, the Company terminated a significant deposit servicing partnership with a third-party program sponsor effective March 31, 2025. The Company continued to provide deposit processing and transition services through September 30, 2025, for which it earned a fixed fee monthly, as specified by the agreement with the external party. Deposit servicing fees related to this arrangement were recognized through the date of termination of such services. Subsequent to termination of such services, any remaining deposit servicing fees are intercompany in nature and are eliminated in consolidation.
Service charges on deposit accounts — The Company earns fees from its deposit customers for transaction-based account maintenance, wires and overdraft services. Transaction-based fees, which include services such as ATM use fees and stop payment charges, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges are withdrawn from the customer’s account balance.
University Fees–transaction activity — Transaction based fees, covering fees charged based on transaction volume, are earned as transactions are processed on behalf of the university clients. These transaction-based fees include, with respect to disbursement services, per disbursement (electronic or paper check) fee and with respect to identity verification services, per report called through the service.
University Fees–subscriptions — The Company earns subscription fees through agreements with universities to manage financial aid disbursements including providing banking and debit card services for recipients. The Company also earns subscription fees under the agreements BM Tech enters into with universities for the identity verification service. Subscription fees are earned each month as services are provided. Deferred revenue related to subscription fees totaled $3.4 million and $3.1 million as of June 30, 2026 and December 31, 2025, respectively, which was included in accrued expenses and other liabilities on the consolidated statements of financial condition.
Other noninterest income — Other noninterest income consists primarily of contracts with third parties for miscellaneous referral fiduciary income or broker income.

The following table presents noninterest income within the scope and out of the scope of ASC 606 by segment for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026
	BM Tech	Community Banking	Within Scope	Out of Scope	Total
(Dollars in thousands)
Non-Interest Income:
Service charges on deposit accounts:
Interchange and card revenue	$1,673	$—	$1,673	$—	$1,673
Service charges	1,691	299	1,990	—	1,990
University fees - transaction activity	518	—	518	—	518
University fees - subscriptions	1,357	—	1,357	—	1,357
Total service charges on deposit accounts	5,239	299	5,538	—	5,538
Bank-owned life insurance income	—	636	—	636	636
Other non-interest income(1)(2)	300	201	501	—	501
Total Non-Interest Income	$5,539	$1,136	$6,039	$636	$6,675

	Three Months Ended June 30, 2025
	BM Tech	Community Banking	Within Scope	Out of Scope	Total
(Dollars in thousands)
Non-Interest Income:
Service charges on deposit accounts:
Interchange and card revenue	$1,844	$320	$2,164	$—	$2,164
Servicing fees	5,764	—	5,764	—	5,764
Service charges	2,095	301	2,396	—	2,396
University fees - transaction activity	430	—	430	—	430
University fees - subscriptions	1,341	—	1,341	—	1,341
Total service charges on deposit accounts	11,474	621	12,095	—	12,095
Bank-owned life insurance income	—	348	—	348	348
Other non-interest income(1)(2)	1	762	763	—	763
Total Non-Interest Income	$11,475	$1,731	$12,858	$348	$13,206
(1)Other noninterest income includes fee income from outside services, trust, rental and other miscellaneous income.
(2)Other noninterest income includes trust, rental and other miscellaneous income.

The following table presents non-interest income within the scope and out of the scope of ASC 606 by segment for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026
	BM Tech	Community Banking	Within Scope	Out of Scope	Total
(Dollars in thousands)
Non-Interest Income:
Service charges on deposit accounts:
Interchange and card revenue	$3,894	$—	$3,894	$—	$3,894
Service charges	3,678	594	4,272	—	4,272
University fees - transaction activity	1,452	—	1,452	—	1,452
University fees - subscriptions	2,745	—	2,745	—	2,745
Total service charges on deposit accounts	11,769	594	12,363	—	12,363
Bank-owned life insurance income	—	1,190	—	1,190	1,190
Gain on sale of securities	—	108	—	108	108
Other non-interest income(1)(2)	300	355	655	—	655
Total Non-Interest Income	$12,069	$2,247	$13,018	$1,298	$14,316

	Six Months Ended June 30, 2025
	BM Tech	Community Banking	Within Scope	Out of Scope	Total
(Dollars in thousands)
Non-Interest Income:
Service charges on deposit accounts:
Interchange and card revenue	$3,463	$707	$4,170	$—	$4,170
Servicing fees	8,190	—	8,190	—	8,190
Service charges	3,800	585	4,385	—	4,385
University fees - transaction activity	952	—	952	—	952
University fees - subscriptions	2,232	—	2,232	—	2,232
Total service charges on deposit accounts	18,637	1,292	19,929	—	19,929
Bank-owned life insurance income	—	692	—	692	692
Other non-interest income(1)(2)	1,401	872	2,273	—	2,273
Total Non-Interest Income	$20,038	$2,856	$22,202	$692	$22,894

(1)Other noninterest income includes fee income from outside services, trust, rental and other miscellaneous income.
(2)Other noninterest income includes trust, rental and other miscellaneous income.

Note 13—Earnings per Share (EPS)
Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Employee and Director shares are considered outstanding for this calculation unless unearned. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. No stock options have been granted.

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
(Dollars and shares in thousands)
Net Income	$5,096	$4,591	$11,007	$9,296
Dividends	—	—	—	—
Net income available to common shareholders	$5,096	$4,591	$11,007	$9,296

Weighted average common shares outstanding:
Basic shares outstanding	24,803	24,830	24,776	24,829
Stock-based awards	433	126	149	118
Diluted shares outstanding	25,236	24,956	24,925	24,947

Earnings per share:
Basic	$0.21	$0.18	$0.44	$0.37
Diluted	$0.20	$0.18	$0.44	$0.37

Note 14—Accumulated Other Comprehensive Income

	Three Months Ended
	June 30, 2026	June 30, 2025
(Dollars in thousands)
Beginning balance	$(797)	$(1,140)

Other comprehensive loss before reclassification, net of tax	467	906
Amounts reclassified from accumulated other comprehensive income, net of tax	—	2
Net current period other comprehensive income (loss)	467	908
Ending Balance	$(330)	$(232)

	Six Months Ended
	June 30, 2026	June 30, 2025
(Dollars in thousands)
Beginning balance	$(488)	$(1,495)

Other comprehensive loss before reclassification, net of tax	74	1,259
Amounts reclassified from accumulated other comprehensive income, net of tax	84	4
Net current period other comprehensive income (loss)	158	1,263
Ending Balance	$(330)	$(232)

Note 15—Subsequent Events

The Company has evaluated all subsequent events for potential recognition and disclosure through the date these consolidated financial statements were issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as of and for the year ended December 31, 2025, included in our prospectus filed on June 18, 2026, with the Securities and Exchange Commission ("SEC") pursuant to Rule 424(b)(4).

This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed or implied by these statements because of various factors, including those discussed under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report and in our prospectus. We undertake no obligation to update any forward-looking statement, except as required by law.

First Carolina Financial Services, Inc. conducts substantially all of its operations through First Carolina Bank and the Bank’s subsidiaries. Accordingly, references in this discussion to “we,” “us,” “our” or the “Company” generally refer to First Carolina Financial Services, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains, and future oral and written statements by us and our management may contain, forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements include discussion of plans, estimates, objectives, goals, guidelines, expectations, intentions, projections and statements of our beliefs concerning future events, business plans, objectives, expected operating results and the assumptions upon which those statements are based. Forward-looking statements include without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and are typically identified with words such as “may,” “could,” “should,” “will,” “would,” “believe,” “anticipate,” “estimate,” “see,” “expect,” “aim,” “intend,” “plan” or words or phases of similar meaning. We caution that the forward-looking statements are based largely on our expectations and are subject to a number of known and unknown risks and uncertainties that are subject to change based on factors that are, in many instances, beyond our control and change over time, and other factors which could cause actual results to differ materially from those currently anticipated. Such risks and uncertainties include, but are not limited to:

•adverse developments in our borrowers’ industries and, in particular, declines in real estate values;
•our ability to maintain compliance with federal and state laws that regulate our business and capital levels;
•our ability to raise capital as needed by our business;
•our ability to achieve and manage growth, including in loans and deposits;
•the loss of any of our key employees;
•changes in the interest rates affecting our deposits, loans, and securities portfolio;
•our ability to maintain adequate liquidity and control our cost of funds;
•the strength of the economy in our current and future market areas, as well as general economic, market, or business conditions;
•negative developments in the financial industry and credit markets;
•an insufficient allowance for credit losses as a result of inaccurate assumptions or otherwise;
•the ability of our current and any future markets to weather a downturn in the economy;
•our potential growth, including our entrance or expansion into new markets, the opportunities that may be presented to and pursued by us and the need for sufficient capital to support that growth;
•changes in our competitive position, competitive actions by other financial institutions and the competitive nature of the financial services industry and our ability to compete effectively against other financial institutions in our banking markets;
•changes in laws, regulations and the policies of federal or state regulators and agencies or interpretations thereof;
•governmental monetary and fiscal policies, including the policies of the Federal Reserve;
•our ability to maintain internal control over financial reporting and an effective risk management framework;
•our effective use of technology or an interruption or breach in security of our information systems;

•our reliance on secondary sources, such as FHLB advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet our liquidity needs;
•inaccurate or incomplete information about our clients;
•our ability to assess and manage our asset quality;
•natural disasters, pandemics or other public health crises, geopolitical events and conflicts, war, terrorist activities or civil unrest and their effects on the economic and business environments in which we operate;
•risks associated with unauthorized access, cyber-crime and other threats to data security; and
•other risk and factors that are discussed in the section entitled “Risk Factors” in this periodic report, in our prospectus filed on June 18, 2026, with the SEC pursuant to Rule 424(b)(4), or in subsequent filings we make with the SEC.

This list of factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this periodic report, and our future levels of activity and performance, may not occur and actual results could differ materially and adversely from those described or implied in the forward-looking statements. As a result, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments, or otherwise, except as required by law.

We qualify all of our forward-looking statements by the cautionary statements contained in this section and elsewhere in this Quarterly Report on Form 10-Q.

Company Overview
First Carolina Financial Services, Inc. is a bank holding company that provides banking and financial services through First Carolina Bank and its subsidiaries. Our operations are organized into two reportable segments: Community Banking and BM Tech.

The Community Banking segment provides commercial banking, consumer banking and wealth management services, with an emphasis on personalized, relationship-based service. The BM Tech segment provides digital banking and funds disbursement services, primarily to higher education institutions and their students, through a nationwide technology platform.

As of June 30, 2026, we had more than 640,000 deposit accounts, total assets of approximately $3.4 billion, total loans of approximately $2.7 billion, total deposits of approximately $2.8 billion and total shareholders’ equity of approximately $429.7 million.

Reclassification and Initial Public Offering
On June 17, 2026, the Company effected a two-for-one stock split of its common stock through an amendment to its Articles of Incorporation. In connection with the stock split, the par value of the Company's common stock was reduced from $1.00 per share to $0.50 per share, and the number of issued shares of common stock was proportionately increased. The stock split, which was effective immediately prior to the Company's initial public offering, did not affect any shareholder's proportional ownership interest in the Company.

On June 22, 2026, the Company successfully completed its initial public offering of 5,500,000 shares of common stock at a public offering price of $12.50 per share. First Carolina's common stock began trading on the New York Stock Exchange on June 18, 2026, under the ticker symbol "FCBM." On June 29, 2026, the underwriters exercised their overallotment option in full, resulting in the sale of an additional 825,000 shares of the Company’s common stock at the public offering price. Inclusive of the overallotment option, the Company received net proceeds of approximately $69.6 million, after deducting underwriting discounts and commissions and expenses of the offering.

Factors Affecting Comparability of Financial Results
On January 31, 2025, the Company completed its acquisition of BM Technologies, Inc. See, Note 2-Business Combinations, in our notes to the consolidated financial statements included herein for additional discussion. Prior to acquisition by the Company, BM Tech operated as a financial technology company that, in partnership with its banking partners, offered a digital banking platform and funds disbursement services. First Carolina Bank has served as BM Tech’s banking partner for its BankMobile Platform and higher education disbursement business since December 1, 2023.

Critical Accounting Policies and Estimates
The Company’s significant accounting policies are described in Note 1 to those audited consolidated financial statements included in the Company’s prospectus filed on June 18, 2026, with the Securities and Exchange Commission pursuant to Rule 424(b)(4). There were no material changes to the Company’s significant accounting policies during the six months ended June 30, 2026. The Company applies the same accounting policies in preparing its interim financial statements as it applies in preparing its annual financial statements.

Results of operations—Three and Six months ended June 30, 2026, and June 30, 2025
Overview
For the three months ended June 30, 2026, we reported net income and diluted earnings per share of $5.1 million and $0.20, respectively. This compares to net income and diluted earnings per share of $4.6 million and $0.18, respectively, for the same period in 2025. For the six months ended June 30, 2026, we reported net income and diluted earnings per share of $11.0 million and $0.44, respectively. This compares to net income and diluted earnings per share of $9.3 million and $0.37, respectively, for the same period in 2025.
Net Interest Income
Net interest income represents the primary source of earnings for the Company. Net interest income equals the amount by which interest income on interest-earning assets, predominantly loans and securities, exceeds interest expense on interest-bearing liabilities, including deposits, other borrowings, and subordinated debt. Changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as their respective yields and rates, are the components that impact the level of net interest income. The net interest margin is calculated by dividing net interest income by average earning assets. The provision for credit losses, noninterest income, and noninterest expense are the other components that determine net income. Noninterest income and expense primarily consist of income from service charges on deposit accounts, revenue from wealth management services, ATM and check card income, income from bank owned life insurance, and general and administrative expenses.

Three Months Ended June 30, 2026

Net interest income increased by $2.1 million, or 8.75%, to $25.6 million for the three months ended June 30, 2026, as compared to the same period in prior year. Total interest income increased by $488 thousand and interest expense decreased by $1.6 million.
The increase in total interest income was primarily attributed to a $418 thousand increase in interest income on loans comprised of a $264 thousand increase due to higher volume and $154 thousand increase due to a 2-basis point increase in loan yield compared to the same period in 2025.

The decrease in total interest expense was attributable to a $1.5 million decrease in interest expense on deposits and a $143 thousand decrease in interest expense on subordinated debt. The lower interest expense on deposits resulted from a

41-basis point decrease in the cost of interest-bearing deposits and a 4.0% increase in average interest-bearing deposit balances, as compared to the same period in 2025. The decrease in cost of deposits was impacted by a decrease in rates paid on deposits and a change in the composition of the deposit portfolio as lower cost demand and savings deposit balances increased, while higher cost time deposit balances decreased. The $143 thousand decrease in subordinated debt expense was due to interest rate decreases in 2025.

The net interest margin was 3.23% for the second quarter of 2026 compared to 3.05% for the same period in the prior year as the cost of funds decreased 42-basis points, which was partially offset by the yield on earning assets decreasing 10-basis points

Six Months Ended June 30, 2026

Net interest income increased $3.8 million, or 8.0%, to $51.1 million for the first six months of 2026 compared to the same period in the prior year. Total interest income increased by $1.8 million and total interest expense decreased by $2.0 million.

The increase in total interest income was attributable to a $3.4 million increase in interest income from securities available for sale, and a $543 thousand increase in interest income and fees on loans held for investment. The increase in interest income from securities available for sale was attributable to an average balance increase of $170.5 million due to several investment purchases aligning with the bank’s investment strategy. The slight increase in interest income on loans was attributable to a 0.68% increase in average balances with the average yield staying consistent.

The decrease in total interest expense was attributable to a $1.9 million decrease in interest expense on deposits and a $106 thousand decrease in interest expense on subordinated debt. The lower interest expense on deposits resulted from a 44-basis point decrease in the cost of interest-bearing deposits. The decrease in the cost of interest-bearing deposits was impacted by a decrease in rates paid on deposits and a change in composition of the deposit portfolio as higher cost time deposit balances decreased, while lower cost demand and savings deposit balances increased. The lower subordinated debt expense was due to interest rate decreases in 2025.

The net interest margin was 3.24% compared to 3.14% for the same period in 2025 as cost of funds decreased 44-basis points partially offset by the yield on interest earning assets decreasing 15-basis points.

The following table sets forth the components of net interest income for the three months ended June 30, 2026 and 2025, respectively:

	For the Three Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	$	%
Interest income
Loans	$41,592	$41,174	$418	1.02%
Securities, available for sale	3,786	2,448	1,338	54.66%
Securities, held to maturity	—	553	(553)	—%
Deposits in Banks and short-term investments	1,468	2,183	(715)	(32.75)%
Total interest income	46,846	46,358	488	1.05%
Interest expense
Deposits	19,951	21,439	(1,488)	(6.94)%
Subordinated debt, net	1,014	1,157	(143)	(12.36)%
Other borrowings	293	233	60	25.75%
Total interest expense	21,258	22,829	(1,571)	(6.88)%
Net interest income before the provision for/(recovery of) credit losses	$25,588	$23,529	$2,059	8.75%

The following table sets forth the components of net interest income for the six months ended June 30, 2026 and 2025, respectively:

	For the Six Months Ended June 30,		Change
(Dollars in thousands)	2026	2025	$	%
Interest income
Loans	$81,655	$81,112	$543	0.67%
Securities, available for sale	7,478	4,047	3,431	84.78%
Securities, held to maturity	—	1,208	(1,208)	—%
Deposits in Banks and short-term investments	3,454	4,400	(946)	(21.50)%
Total interest income	92,587	90,767	1820	2.01%
Interest expense
Deposits	39,027	40,878	(1,851)	(4.53)%
Subordinated debt, net	2,033	2,139	(106)	(4.96)%
Other borrowings	412	435	(23)	(5.29)%
Total interest expense	41,472	43,452	(1,980)	(4.56)%
Net interest income before the provision for/(recovery of) credit losses	$51,115	$47,315	$3,800	8.03%

Average balance sheet, interest and yield/rate analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yield earned and rates paid for the three and six months ended June 30, 2026 and 2025. The average balances are daily averages and include both performing and nonperforming loans.

	For the Three Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Average Yield/Rate	Average Balance	Interest Inc/Exp	Average Yield/Rate
Assets
Loans(1)	$2,688,901	$41,592	6.20%	$2,671,797	$41,174	6.18%
Securities, available for sale(2)	328,941	3,786	4.62%	194,246	2,448	5.05%
Securities, held to maturity(2)	—	—	0.00%	40,360	553	5.50%
Deposits in Banks and short-term investments	156,891	1,468	3.75%	184,541	2,183	4.74%
Total interest-bearing assets	3,174,733	46,846	5.92%	3,090,944	46,358	6.02%
Noninterest-earning assets(3)	223,606			207,726
Total assets	3,398,339			3,298,670
Liabilities and shareholders’ equity
Transaction accounts	517,257	4,373	3.39%	295,503	2,843	3.86%
Money market and savings	972,528	7,653	3.16%	614,315	5,326	3.48%
Time	799,742	7,925	3.97%	1,291,002	13,270	4.12%
Total interest-bearing deposits	2,289,527	19,951	3.50%	2,200,820	21,439	3.91%
Sub debt	63,480	1,014	6.41%	63,374	1,157	7.33%
Borrowings	31,348	293	3.75%	24,801	233	3.75%
Total interest-bearing liabilities	2,384,355	21,258	3.58%	2,288,995	22,829	4.00%
Noninterest-bearing demand deposits	620,825			623,172
Other liabilities	35,442			43,011
Shareholders’ equity	357,717			343,492
Total liabilities and shareholders’ equity	$3,398,339			$3,298,670
Net interest spread(4)			2.34%			2.02%
Net interest income and spread		$25,588			$23,529
Net interest income/margin(5)			3.23%			3.05%

	For the Six Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest Inc/Exp	Average Yield/Rate	Average Balance	Interest Inc/Exp	Average Yield/Rate
Assets
Loans(1)	$2,672,821	$81,655	6.16%	$2,654,768	$81,112	6.16%
Securities, available for sale(2)	324,446	7,478	4.65%	153,968	4,047	5.30%
Securities, held to maturity(2)	—	—	0.00%	44,833	1,208	5.43%
Deposits in Banks and short-term investments	183,584	3,454	3.79%	189,171	4,400	4.69%
Total interest-bearing assets	3,180,851	92,587	5.87%	3,042,740	90,767	6.02%
Noninterest-earning assets(3)	222,479			193,504
Total assets	3,403,330			3,236,244
Liabilities and shareholders’ equity
Transaction accounts	453,837	7,511	3.34%	299,450	5,761	3.88%
Money market and savings	910,203	13,948	3.09%	601,652	10,333	3.46%
Time	885,513	17,568	4.00%	1,193,282	24,785	4.19%
Total interest-bearing deposits	2,249,553	39,027	3.50%	2,094,384	40,878	3.94%
Sub debt	63,467	2,033	6.46%	63,360	2,139	6.81%
Borrowings	21,993	412	3.78%	21,456	435	4.08%
Total interest-bearing liabilities	2,335,013	41,472	3.58%	2,179,200	43,452	4.02%
Noninterest-bearing demand deposits	675,764			668,783
Other liabilities	37,532			45,912
Shareholders’ equity	355,021			342,349
Total liabilities and shareholders’ equity	$3,403,330			$3,236,244
Net interest spread(4)			2.29%			1.99%
Net interest income and spread		$51,115			$47,315
Net interest income/margin(5)			3.24%			3.14%
(1)Loan balance includes both loans held for investment and loans held for sale (if any). Nonaccrual loans are included in total loan balances. No adjustment has been made for these loans in the yield calculations. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)US government Agency residential mortgage-backed securities, non-agency residential mortgage-backed securities, US Agency commercial mortgage backed securities, asset backed securities, and corporate securities.
(3)Noninterest-earning assets includes the allowance for credit losses.
(4)Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(5)Net interest margin is net interest income divided by total interest-earning assets.
Interest rates and operating interest differential. Increases and decreases in interest income and interest expense result from change in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned from our interest-earning assets and interest incurred on our interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the current period’s average rate. The effect of rate changes is calculated by multiplying the change in average rate by the previous period’s volume. The change in interest due to both rate and volume has been allocated to rate and volume changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2026 vs 2025			2026 vs 2025
	Variance Due To			Variance Due To
(Dollars in thousands)	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
Interest-earning assets:
Loans(1)	$264	$154	$418	551	(8)	543
Securities, available for sale(2)	1,698	(360)	1,338	4,480	(1,049)	3,431
Securities, held to maturity(2)	(553)	—	(553)	(1,208)	—	(1,208)
Deposits in Banks and short-term investments	(327)	(388)	(715)	(130)	(816)	(946)
Total interest-earnings assets	1,082	(594)	488	3,693	(1,873)	1,820
Interest-bearing liabilities:
Interest-bearing demand deposits	2,133	(603)	1,530	2,970	(1,220)	1,750
Money market and savings deposits	3,106	(779)	2,327	5,299	(1,685)	3,614
Time deposits	(5,049)	(296)	(5,345)	(6,392)	(824)	(7,216)
Total deposits	190	(1,678)	(1,488)	1,877	(3,729)	(1,852)
Subordinated debt, net	2	(145)	(143)	4	(110)	(106)
Other borrowings	62	(2)	60	11	(33)	(22)
Total interest-bearing liabilities	254	(1,825)	(1,571)	1,892	(3,872)	(1,980)
(1)Loan balance includes both loans held for investment and loans held for sale (if any). Nonaccrual loans are included in total loan balances. No adjustment has been made for these loans in the yield calculations. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)US government Agency residential mortgage-backed securities, non-agency residential mortgage-backed securities, US Agency commercial mortgage backed securities, asset backed securities, and corporate securities.
Provision (Benefit) for Credit Losses
The provision for credit losses is based on management’s assessment of the adequacy of our allowance for credit losses. Factors impacting the provision include inherent risk characteristics in our loan portfolio, the level of nonperforming loans and net charge-offs, both current and historic, local economic and credit conditions, the direction of the change in collateral values, and the funding probability on unfunded lending commitments. The provision for credit losses is charged against earnings to maintain our allowance for credit losses, which reflects management’s best estimate of probable losses inherent in our loan portfolio at the balance sheet date.
Three Months Ended June 30, 2026

The provision for credit losses totaled $273 thousand for the three months ended June 30, 2026, compared to a benefit of $169 thousand as compared to the same period in 2025. The provision was comprised of $943 thousand in provision for credit losses on loans offset by $670 thousand in benefit for credit losses on unfunded commitments. The increase in provision for credit losses on loans resulted primarily from loan growth that occurred as compared to the same period in 2025.

Six Months Ended June 30, 2026

The benefit for credit losses totaled $125 thousand for the six months ended June 30, 2026, compared to provision for credit losses of $363 thousand as compared to the same period in 2025. The provision for the six months ended June 30, 2026, was comprised of $1.2 million provision for credit losses on loans and $1.3 million benefit for credit losses on unfunded commitments. The decrease in total provision (benefit) for credit losses was driven from favorable modeled economic assumptions that have occurred over the period and lower volume of unfunded commitments as compared to the same period in 2025.

Noninterest Income
Three Months Ended June 30, 2026

Noninterest income decreased $6.5 million, or 49.5%, to $6.7 million for the second quarter of 2026, compared to the same period of 2025. The decrease resulted primarily from a planned discontinuation of a banking-as-a-service partnership in 2025 that was not a strategic fit for the company. Bank-owned life insurance income increased by $288 thousand to $636 thousand. The increase was related to income earned based on the increase in cash surrender value, net of premiums.

Six Months Ended June 30, 2026

Total noninterest income decreased $8.6 million, or 37.5%, to $14.3 million for the six months ended June 30, 2026, compared to the same period in 2025. The primary decrease resulted from a planned discontinuation of a banking-as-a-service partnership in 2025 that was not a strategic fit for the company. Bank-owned life insurance income increased by $498 thousand to $1.2 million. The increase was related to income earned based on the increase in cash surrender value, net of premiums. Gain on sale of securities was $108 thousand for the six months ended June 30, 2026, compared to $0 for the same period ended 2025. The increase was due to the sale of AFS securities as part of a strategic rotation in Q1 2026 that reduced duration and convexity risk within the portfolio.

Noninterest Expense
Three Months Ended June 30, 2026

Noninterest expenses decreased by $5.2 million, or 17.1%, to $25.5 million for the three months ended June 30, 2026, compared to the same period one year ago. The decrease was primarily attributable to a combined $3.6 million decrease in salaries and employee benefits, $564 thousand less in data processing expense, $2.1 million less in consumer fraud and transaction losses, offset by an increase of professional fees of $985 thousand primarily associated with BM Tech. The decline in expenses is reflective of the Company’s continued focus on disciplined expense management and operating efficiency.

Six Months Ended June 30, 2026

Noninterest expenses decreased $6.1 million, or 10.6%, to $51.7 million for the six months ended June 30, 2026, compared to the same period one year ago. The decrease was primarily attributable to a combined $3.5 million decrease in salaries and employee benefits, $456 thousand less in data processing expense, $4.3 million less in consumer fraud and transaction losses, $1.7 million less in servicing fees as the Bank had one month of expense before the consummation of the acquisition of BM Tech, offset by an increase of professional fees of $2.1 million and a $1.4 million increase in occupancy and equipment related to BM Tech.

Income Tax
Income tax expense is influenced by the statutory rate, the amount of taxable income, the amount of tax-exempt income and the amount of nondeductible expenses. For the six months ended June 30, 2026, the Company reported income tax expense of $2.8 million, compared with $2.7 million in the same period of 2025. The Company’s effective tax rate for the six months ended June 30, 2026 and 2025 was 20.37% and 22.42%, respectively. The decrease in the effective tax rate was primarily driven by higher full-year pretax book income expectations reflected in the annual effective tax rate calculation for 2026, along with additional state tax expense.

The Company is subject to routine audits of our tax returns by the Internal Revenue Service (“IRS”) as well as all states in which we conduct business. As of June 30, 2026, the Company does not have any open audits.
Operating Segment Analysis
We have two reporting segments, Community Banking and BM Tech business line. The Company’s Community Banking segment comprises activities of a traditional banking institution, including gathering deposits and originating loans for portfolio in the Bank's primary market areas. The BM Tech segment is comprised of a technology platform through which funds disbursement services are provided to higher education institutions and student consumers can open digital-first deposit accounts at the Bank, in each case, on a nationwide basis. Our reportable segments have been determined based on management’s focus and internal reporting structure.

Our reported segments and the financial information disclosed in the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in future changes to previously reported operating segment financial information. Refer to Note 11 - Segment Reporting, in our notes to the consolidated financial statements included in this report for table presentations of results of operations for our reportable segments.
Three Months Ended June 30, 2026

Community Banking

For the three months ended June 30, 2026, the Community Banking segment reported net income of $6.8 million, compared with $5.5 million for the same period of 2025. The increase in net income was primarily attributable to an increase in loan interest income of $418 thousand, a $1.6 million reduction in interest expense as the Company continued to realign the balance sheet with its strategic budget initiatives, and $869 thousand less in employee salary and benefits expense as compared to the same period in 2025. In addition, income from BOLI increased by $288 thousand following the additional purchase of BOLI policies. These changes were partially offset by $442 thousand more in provision for credit losses, $561 thousand less in other noninterest income, $192 thousand more in occupancy and equipment expense, and $227 thousand more in consumer fraud and transaction losses, as compared to the same period in 2025.

BM Tech

For the three months ended June 30, 2026, the BM Tech segment reported a loss of $1.7 million compared to the $925 thousand loss for the same period in 2025. The change in net loss was driven by a decline of $6.1 million in servicing fees and charges related to the planned discontinuation of a banking-as-a- service partnership which did not align with the Company’s long term strategic focus and an increase in professional fees of $811 thousand. The decline in servicing fees in the BM Tech segment was partially offset by a $2.3 million reduction in consumer fraud and transaction losses, a $2.7 million decrease in employee salary and benefits expense, and a $521 thousand decrease in data processing fees as management continued to focus on disciplined expense management, enhancement of fraud controls, and operating efficiencies.

Six Months Ended June 30, 2026

Community Banking

For the six months ended June 30, 2026, the Community Banking segment reported net income of $13.7 million, compared with $10.1 million for the same period in 2025. The increase in net income was attributable to: an increase in interest income of $1.8 million, comprised of a $543 thousand increase of loan interest and a $1.3 million increase in investment interest income; a $488 thousand decrease in the provision for credit losses; a $2.0 million reduction in interest expense; a $1.4 million decrease in employee salary and benefits expense; and a $1.5 million decrease in other noninterest expense. These improvements were partially offset by a $1.5 million decrease in servicing fees and a $707 thousand decrease in interchange and card revenue compared with the same period in 2025.

BM Tech

For the six months ended June 30, 2026, the BM Tech segment reported a net loss of $2.7 million, compared with a net loss of $771 thousand for the same period in 2025. Because the acquisition was consummated on January 31, 2025, the six months ended June 30, 2025 included only five months of BM Tech’s income and expenses. The change in the net loss was primarily attributable to an $8.3 million decline in servicing fees and charges resulting from the planned discontinuation of a banking-as-a-service partnership which did not align with the Company's long-term strategic focus, a $1.1 million increase in occupancy and equipment expense, and a $2.0 million increase in professional fees. These changes were partially offset by a $1.0 million increase in university fees (subscriptions and transaction activity), a $4.3 million decrease in consumer fraud and transaction losses, and a $2.2 million reduction in employee salary and benefits expense as management continued to focus on disciplined expense management, enhancement of fraud controls, and operating efficiencies.

Financial Condition
The following table summarizes selected components of our balance sheet as of June 30, 2026 and December 31, 2025.

	As of June 30,	As of December 31,
(Dollars in thousands)	2026	2025
Total assets	$3,405,929	$3,317,508
Total loans (net of provision)	2,720,485	2,627,281
Total investments	325,341	312,090
Total deposits	2,830,715	2,795,673
Total subordinated notes	63,489	63,436
Total equity	429,654	346,925
Total Assets
Total assets as of June 30, 2026, were $3.4 billion compared to $3.3 billion at December 31, 2025, an increase of $88.4 million, or 2.7%. The increase was primarily driven by strong loan growth of $94.4 million, net investment growth of $13.3 million, and BOLI growth of $10.2 million, which items were offset by declines in cash and cash equivalents of $15.3 million, $1.1 million in deferred tax assets, and $1.4 million related to intangible assets, as well as a decrease in prepaid expenses and other assets of $6.9 million.
Our loan portfolio is our largest class of earning assets and typically provides higher yields than other types of earning assets. Associated with the higher yields is an inherent amount of credit risk that we attempt to mitigate with strong underwriting and stringent portfolio monitoring and management. As of June 30, 2026, credit quality remained consistent from year end. As of June 30, 2026, and December 31, 2025, our total loans held for investment amounted to $2.7 billion and $2.6 billion, respectively. The following table presents the balance and associated percentage of each major product type within our portfolio as of the dates indicated.

	As of June 30, 2026		As of December 31, 2025
(Dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Construction, Land & Land Development	$325,384	11.9%	$255,740	9.7%
Other Commercial Real Estate	1,475,934	53.8%	1,449,044	54.7%
Owner-Occupied Commercial Real Estate	270,838	9.9%	295,346	11.1%
Commercial Industrial and Agricultural	313,056	11.4%	299,853	11.3%
Residential Real Estate	355,291	12.9%	346,601	13.1%
Consumer	2,046	0.1%	1,590	0.1%
Gross loans held for investment	2,742,549		2,648,174
Allowance for Credit Losses on LHFI	(22,064)		(20,893)
Total loans, net of allowance for credit losses on loans and leases(1)	$2,720,485		$2,627,281
(1)Includes deferred (fees) costs and unamortized (discounts) premiums, net of $(7.4) and $(6.9) million at June 30, 2026 and December 31, 2025 respectively.
Construction, land, and land development loans are primarily comprised of loans for the purpose of constructing or rehabilitating commercial developments, such as multi-family, industrial, and self-storage properties. This category also includes loans to consumers to construct custom homes for owner occupancy, as well as loans to developers to build subdivisions to be held as rental properties. These loans may be highly dependent on the supply and demand for commercial real estate in the markets served by the Company. Deterioration in demand could result in a significant decrease in the underlying collateral values and make repayment of the outstanding loans more difficult. Land and land development loans are not considered a significant portion of this category.
Other commercial real estate loans include loans to finance income-producing commercial and multi-family properties. Loans in this category include neighborhood retail centers, self-storage properties, medical and professional offices, industrial warehouses and distribution centers, multi-family, and student housing facilities. The underwriting of these loans takes into consideration the occupancy, rental rates, and local market demand, as well as the financial health of the borrower and experience of the sponsor. The primary risk associated with loans secured by income-producing property is the inability of that property to produce adequate cash flow to service the debt, which cash flow is the primary source of repayment for these types of loans. Loans secured by commercial real estate generally involve a greater degree of risk compared to loans secured by single-family residences due to more volatile collateral values and performance due to changes in economic and market conditions. While also in this category, loans secured by farmland represent an insignificant portion.
Owner-occupied commercial real estate includes loans secured by commercial real estate for which the primary source of repayment is the cash flow from the ongoing operations of the party, or an affiliate of the party, who owns the property. Loans in this category may be secured by industrial, office, and retail buildings, as well as senior housing facilities and institutions of higher learning. These include both lines of credit and term loans which are amortized over the useful life of the assets financed. Personal guarantees from the business owners are generally required for these loans. Risks in this category may include economic cycles, competition, supply chain disruption, and the loss of key personnel.
Commercial & Industrial loans include loans and lines of credit to finance business operations, agricultural purposes, equipment and other non-real estate purchases for operating companies. Personal guarantees from the business owners are generally required for these loans. These loans generally share the same risk characteristics as owner-occupied real estate, though collateral valuations may be more volatile. As such, these loans are often subject to more frequent monitoring requirements.
Residential real estate loans, including home equity lines of credit, are comprised of loans secured by senior or junior liens on single-family residences. These loans are typically considered to involve a lesser degree of risk than other loan classes due to relative stability of collateral values compared to other collateral types, as well as expected priority of debt payments on a borrower’s primary residence.
Consumer loans are comprised of loans and lines of credit to individuals for personal, family or household use. At June 30, 2026 and December 31, 2025, this loan class is not considered a significant concentration within the Company’s portfolio and consists of many smaller dollar loans.
Over the past few years, we have experienced significant growth in our loan portfolio, although the relative composition of the portfolio has not changed significantly. We continue to work to further diversify the composition of our loan portfolio.
We recognize that our CRE concentration is significant within our balance sheet. CRE loan balances (excluding loans secured by owner-occupied properties) as a percentage of risk-based capital were 448.0% and 487.2% as of June 30, 2026 and December 31, 2025, respectively. Our loans are geographically concentrated with borrowers and collateral properties predominately in North Carolina, Virginia, South Carolina and Georgia. As of June 30, 2026, 90.9% of our commercial real estate loans were collateralized by properties in this region.
The following table presents the balance, associated percentage of real estate loan concentrations and total count of real estate loans collateralized by properties as of the dates indicated.

	As of June 30, 2026
(Dollars in thousands)	Loan Balance	% of Commercial Real Estate	Number of Loans
North Carolina	$1,019,694	56.7%	164
Georgia	309,104	17.2%	40
South Carolina	248,846	13.8%	42
Tennessee	87,292	4.8%	5
Virginia	58,940	3.3%	18
All other states	76,115	4.2%	17
Total	$1,799,991	100.0%	286

	As of December 31, 2025
(Dollars in thousands)	Loan Balance	% of Commercial Real Estate	Number of Loans
North Carolina	$905,178	53.1%	168
Georgia	278,601	16.4%	37
South Carolina	269,197	15.8%	46
Virginia	101,213	5.9%	19
Tennessee	43,965	2.6%	3
All other states	105,248	6.2%	21
Total	$1,703,402	100.0%	294
At June 30, 2026, 9.0% of our real estate loans were collateralized by properties outside North Carolina, Virginia, South Carolina and Georgia. The collateral located outside of North Carolina, Virginia, South Carolina and Georgia is primarily located in Tennessee, Florida, and New York. The percentage of real estate loans with collateral in these states is 4.8%, 1.3%, and 1.0%, respectively.
We believe that our past success is attributable to focusing on products and markets where we have significant expertise. Given our concentrations, we have established strong risk management practices including risk-based lending standards, annual evaluations of income property loans and quarterly top-down stress testing. We expect to continue growing our loan portfolio.
Asset Quality
Nonperforming assets. Our nonperforming assets consist of nonperforming loans and foreclosed real estate, if any. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal or generally when a loan becomes contractually past due by 90 days or more with respect to interest or principal. When a loan is placed on nonaccrual status, all interest previously accrued, but not collected, is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest. At June 30, 2026, and December 31, 2025, the Company had no loans 90 days or more past due that are still accruing interest.
There were three loans totaling $21.6 million on a nonaccrual basis as of December 31, 2025, and four loans totaling $22.3 million on a nonaccrual basis as of June 30, 2026.
The ratio of nonperforming loans to period end loans increased from 0.81% as of December 31, 2025 to 0.83% as of June 30, 2026. The increase was related to additional advances to protect the underlying collateral.
The ratio of the allowance for credit losses to nonperforming loans decreased from 96.8% as of December 31, 2025, to 94.5% as of June 30, 2026. The decrease was primarily due to additional advances to protect the underlying collateral.
The Company uses several credit quality indicators to manage credit risk on an ongoing basis. The Company’s primary credit quality indicator is an internal credit risk rating system. The Company grades loans as either “pass,” “special mention,” “substandard,” “doubtful,” or “loss” loans. Loans are reviewed on a regular basis internally, and at least annually by an external loan review group, to ensure loans are graded appropriately. See, Note 4-Loans Receivable and Allowance for Credit Losses, of the notes to the consolidated financial statements included in this report.

The banking industry defines loans graded substandard or doubtful as “classified” loans. The following table shows our levels of classified loans as of the dates indicated:

	As of June 30, 2026
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total
Loans:
Construction Land & Land Development	$—	$—	$—	$—	$—
Other Commercial Real Estate	—	4,030	—	—	4,030
Owner-Occupied Commercial Real Estate	—	18,605	—	—	18,605
Commercial Industrial	—	—	—	—	—
Residential Real Estate	—	450	—	—	450
Consumer	—	—	—	—	—
	$—	$23,085	$—	$—	$23,085

	As of December 31, 2025
(Dollars in thousands)	Special Mention	Substandard	Doubtful	Loss	Total
Loans:
Construction Land & Land Development	$—	$—	$—	$—	$—
Other Commercial Real Estate	11,025	4,884	—	—	15,909
Owner-Occupied Commercial Real Estate	—	17,368	—	—	17,368
Commercial Industrial	—	—	—	—	—
Residential Real Estate	—	—	—	—	—
Consumer	—	—	—	—	—
	$11,025	$22,252	$—	$—	$33,277
Allowance for credit losses: The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. In estimating the component of the allowance for credit losses for loans that share common risk characteristics, loans are pooled based on loan type and areas of risk concentration. For loans evaluated collectively, the allowance for credit losses is calculated using life of loan historical losses adjusted for economic forecasts and current conditions. Loans that management believes do not share risk characteristics with other loans in the portfolio that are individually evaluated for impairment are not included in the collective evaluation.
Management considers several factors involved in determining whether a loan should be individually evaluated include, but are not limited to, the financial condition of the borrower and the value of the underlying collateral. Expected credit losses for loans evaluated individually are measured based on the present value of expected future cash flows discounted at the loan’s original effective interest rate, or when management determines that a loan is collateral dependent the expected credit loss is measured based on the fair value of the collateral as of the reporting date, less estimated selling costs, as applicable. As a practical expedient, management measures the expected credit loss for a loan using the fair value of the collateral, if repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty based on management's assessment as of the reporting date.
While the entire allowance for credit losses is available to absorb losses from any and all loans, the following table represents management’s allocation of our allowance for credit losses by loan category, and the percentage of allowance for credit losses in each category, for periods indicated.

	As of June 30,		As of December 31,
	2026		2025
(Dollars in thousands)	Dollars	% of Total	Dollars	% of Total
Loans:
Construction Land & Land Development	$5,522	25.0%	$4,182	20.0%
Other Commercial Real Estate	9,450	42.8%	9,387	44.9%
Owner-Occupied Commercial Real Estate	1,381	6.3%	1,456	7.0%
Commercial Industrial	3,187	14.4%	3,349	16.0%
Residential Real Estate	2,509	11.4%	2,513	12.0%
Consumer	15	0.1%	6	0.1%
Total allowance for credit losses — Loans	$22,064	100.0%	$20,893	100.0%
Investment Portfolio
Our total securities investment portfolio amounted to $325.3 million at June 30, 2026 and $312.1 million at December 31, 2025. As of June 30, 2026, our securities investment portfolio had an accounting yield of 4.64% and a modelled yield to the forward curve of 4.98%. The portfolio is composed of 36% fixed-rate securities and 64% floating-rate securities, with a modelled effective duration and weighted average life of 1.5 and 5.7 years, respectively. At June 30, 2026, the securities portfolio had an unrealized loss position of $0.4 million. We manage our investment portfolio according to written investment policies approved by our board of directors. Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk and interest rate risk that is reflective in the yields obtained on those securities.
The following tables present the carrying value of our investment portfolio as of the dates indicated:

	As of June 30, 2026
(Dollars in thousands)	Carrying Value	% of Total
Available-for-sale:
(At amortized cost)
Agency residential mortgage-backed securities	$275,524	84.58%
Non-Agency residential mortgage-backed securities	20,825	6.39%
Agency commercial mortgage-backed securities	5,974	1.84%
Asset Backed Securities	21,445	6.58%
Corporate	2,000	0.61%
Total available-for-sale	$325,768	100.00%

	As of December 31, 2025
(Dollars in thousands)	Carrying Value	% of Total
Available-for-sale:
(At amortized cost)
Agency residential mortgage-backed securities	$292,071	93.39%
Non-Agency residential mortgage-backed securities	7,750	2.48%
Agency commercial mortgage-backed securities	5,979	1.91%
Asset-Backed Securities	4,927	1.58%
Corporate	2,000	0.64%
Total available for sale	$312,727	100.00%
The following table presents the weighted average yields for each maturity range at and as of the periods presented:

	As of June 30, 2026
	Due in one year or less	Due in one year through five years	Due after five through ten years	Due after ten years	Total
	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield	Weighted Average Yield
Available-for-sale:
Agency residential mortgage-backed securities	—	2.61%	2.96%	4.63%	4.63%
Non-Agency residential mortgage backed securities	—	—	4.33%	4.74%	4.74%
Agency commercial mortgage-backed securities	—	4.09%	4.05%	—%	4.06%
Non-Agency commercial mortgage-backed securities	—	—	—	—	—
Asset backed securities	—	—	4.90%	4.83%	4.90%
Corporate	—	5.70	6.00%	—	5.85%
Total available-for-sale	—	4.69%	4.79%	4.64%	4.65%

	As of December 31, 2025
	Due in one year or less	Dues after one year through five years	Due after five years through ten years	Due after ten years	Total
(Dollars in thousands)	Weighted Avg Yield	Weighted Avg Yield	Weighted Avg Yield	Weighted Avg Yield	Weighted Avg Yield
Available-for-sale:
Residential government sponsored mortgage-backed securities	—	2.54%	2.97%	4.87%	4.87%
Non-Agency residential mortgage backed securities	—	—	4.80%	4.36%	4.36%
Commercial mortgage-backed securities	—	4.63%	4.72%	—	4.70%
Asset backed securities	—	—	5.04%	5.72%	5.22%
Corporate bonds	—	—	5.06%	—	5.06%
Total available for sale	—	4.60%	4.89%	4.88%	4.87%
Weighted average yield for securities available for sale is the projected yield to maturity given current cash flow projections for mortgage backed securities and collateralized mortgage obligations and is a yield to worst for callable securities. Weighted average yield for securities held to maturity is the stated coupon of the bond.
The following table presents the fair value of our securities as of the dates indicated:

	As of June 30, 2026
(Dollars in thousands)	Amortized Cost	Gross Realized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Agency residential mortgage-backed securities	$275,524	$894	$(807)	$275,611
Non-Agency residential mortgage-backed securities	20,825	—	(297)	20,528
Agency Commercial mortgage-backed securities	5,974	—	(17)	5,957
Asset backed securities	21,445	—	(144)	21,301
Corporate bonds	2,000	—	(56)	1,944
Total	$325,768	$894	$(1,321)	$325,341

	As of December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale:
Agency residential mortgage-backed securities	$292,071	$291	$(547)	$291,815
Non-Agency residential mortgage-backed securities	7,750	—	(176)	7,574
Agency Commercial mortgage-backed securities	5,979	—	(15)	5,964
Asset backed securities	4,927	1	(100)	4,828
Corporate bonds	2,000	—	(91)	1,909
Total	$312,727	$292	$(929)	$312,090
The unrealized losses on securities are attributed to interest rate changes rather than the marketability of the securities or the issuer’s ability to honor redemption of the obligations, as the securities with losses are all obligations of or guaranteed by agencies sponsored by the U.S. government. We have adequate liquidity with the ability and intent to hold these securities to maturity resulting in full recovery of the indicated impairment. Accordingly, none of the unrealized losses on these securities have been determined to be other than temporary.
Liabilities
Total liabilities as of June 30, 2026 and December 31, 2025 were $3.0 billion, respectively.
Deposits
Representing 95.2% of our total liabilities as of June 30, 2026, deposits are our primary source of funding for our business operations.
Total deposits increased by $35.0 million, or 1.3%, to $2.8 billion at June 30, 2026. Deposits attributable to the BankMobile Platform and our Payments business grew from December 2025, through June 2026, by $28 million, in accordance with normal seasonality trends, to end the period at $362 million. Deposits as of June 30, 2026 remained level compared to December 31, 2025 as increases in non-interest bearing deposits were offset by runoff in the Bank’s brokered CD portfolio. Our loan to deposit ratio was 96.9% at June 30, 2026, compared to 94.7% at December 31, 2025. We intend to continue to operate our business with a loan to deposit ratio similar to these levels.
The following table summarizes our deposit composition by average deposits and average rates paid for the periods indicated:

	As of June 30, 2026
(Dollars in thousands)	Average Amount	Weighted Average Rate Paid	Percentage of Total Deposits
Demand accounts:
Money market	$879,771	3.18%	30%
Demand deposits	675,764	—%	23%
Interest bearing accounts	453,837	3.34%	16%
Savings	30,432	0.02%	1%
Total demand deposits	2,039,804	2.12%	70%
Certificates of deposit	885,513	4.00%	30%
Total deposits(1)	$2,925,317	2.69%	100%
(1)Our total estimated uninsured deposits were $508 million as of June 30, 2026.

	For the year ended December 31,
	2025
(Dollars in thousands)	Average Amount	Weighted Average Rate Paid	Percentage of Total Deposits
Demand accounts:
Money market	$590,874	3.58%	20%
Demand deposits	672,084	—%	23%
Interest bearing accounts	314,561	3.74%	11%
Savings	33,064	0.01%	1%
Total demand deposits	1,610,583	2.10%	55%
Certificates of deposit	1,285,609	4.13%	45%
Total deposits(1)	$2,896,192	2.98%	100%
(1)Our total estimated uninsured deposits were $500 million as of December 31, 2025.
The following table summarizes the scheduled maturities of time deposits at June 30, 2026:

(Dollars in thousands)	Amount
2026	$382,092
2027	243,118
2028	51,896
2029	925
2030	141
Thereafter	93
Total time deposits	$678,265
The aggregate amount of jumbo certificates of deposit with a minimum denomination of $250,000 at June 30, 2026 and December 31, 2025, was approximately $122 million and $140 million, respectively.
The following tables summarize the maturity of time deposits for the periods indicated:

	As of June 30, 2026
	Three Months or Less	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Brokered CDs	$87,324	$—	$109,447	$101,246	$298,017
All Other Time Deposits	85,798	208,970	68,018	17,462	380,248
Total Time Deposits	$173,122	$208,970	$177,465	$118,708	$678,265
FHLB Advances and Other Borrowings
From time to time, the Company will utilize short-term collateralized FHLB borrowings to maintain adequate liquidity. The advances from the FHLB are secured by eligible securities and eligible loans. The FHLB borrowing capacity at June 30, 2026 and December 31, 2025, was $490 million and $491 million, respectively.
Advances from the FHLB of Atlanta consisted of the following at December 31, 2025:

Maturity	Interest Rate	Balance
January 16, 2026	3.8%	$75,000
Advances from the FHLB of Atlanta consisted of the following at June 30, 2026

Maturity	Interest Rate	Balance
August 31, 2026	3.8%	$50,000

Interest expense on FHLB advances was approximately $293 thousand for the three months ended June 30, 2026 compared to $233 thousand for the same period in 2025. Interest expense on FHLB advances was approximately $412 thousand and $419 thousand for the six months ended June 30, 2026, and 2025, respectively.

Subordinated Notes Due December 2029. On December 6, 2019, the Company issued $32 million of fixed-to-floating rate subordinated notes (the “2019 Notes”) due December 6, 2029, in a private placement. The Company received $31.6 million in net proceeds after deducting issuance costs. The 2019 Notes accrued interest at a fixed rate of 5.5%, payable semi-annually beginning June 6, 2020, for the first five years until December 6, 2024; thereafter, the 2019 Notes accrue interest at an annual floating rate equal to the three-month Chicago Mercantile Exchange Term Secured Overnight Financing Rate (“CME SOFR”) plus 0.262% plus a spread of 3.94% until maturity or early redemption. The Company may redeem the 2019 Notes in whole or in part, subject to obtaining Federal Reserve approval, on or after December 6, 2024, at a redemption price equal to 100% of the principal amount of the 2019 Notes being redeemed plus accrued and unpaid interest to but excluding the date of redemption. At June 30, 2026 and December 31, 2025, the carrying value of the 2019 Notes totaled approximately $31.8 million and $31.9 million respectively. As of June 30, 2026, $19.2 million of the original principal amount of the 2019 Notes was included in the Company’s Tier 2 capital compared to $25.6 million at December 31, 2025.
Subordinated Notes Due April 2032. On April 18, 2022, the Company issued $32 million of fixed-to-floating rate subordinated notes (the “2022 Note” and, together with the 2019 Notes, the “Subordinated Notes”) due April 30, 2032, in a private placement to a single institutional purchaser. The Company received $31.4 million in net proceeds after deducting issuance costs. The 2022 Note accrues interest at a fixed rate of 4.50%, payable semi-annually beginning October 30, 2022, for the first five years until April 30, 2027; thereafter, the 2022 Note will accrue interest at an annual floating rate equal to three-month SOFR plus a spread of 1.93% until maturity or early redemption. The Company may redeem the 2022 Note in whole or in part, subject to obtaining Federal Reserve approval, beginning with the interest payment date of April 30, 2027, at a redemption price equal to 100% of the principal amount of the 2022 Note being redeemed plus accrued and unpaid interest to but excluding the date of redemption. At June 30, 2026 and December 31, 2025 the carrying value of the 2022 Note totaled approximately $31.6 million and $31.6 million, respectively. At June 30, 2026, $32.0 million of the original principal amount of the 2022 Note was included in the Company’s Tier 2 capital.
The aggregate principal amount of the Subordinated Notes is intended to meet the qualifications for inclusion as Tier 2 capital of the Company under the regulatory guidelines of the Federal Reserve, subject to the capital rule’s requirement that one-fifth of the outstanding amount of the Subordinated Notes will be excluded from Tier 2 capital treatment each year during the instrument’s last five years before maturity, such that no amount will be counted as Tier 2 capital during the last year prior to maturity.
Interest expense on the Subordinated Notes was $2.0 million and $2.1 million for the six months ended June 30, 2026 and 2025, respectively. Interest payable on the Subordinated Notes amounted to $405 thousand and $407 thousand as of June 30, 2026and December 31, 2025, respectively.
Shareholders’ Equity
Shareholders’ equity totaled $429.7 million at June 30, 2026 compared to $346.9 million at December 31, 2025. The increase in shareholders’ equity was attributable to earnings and the Company's initial public offering completed in June 2026.
Off-Balance Sheet Arrangements
In the normal course of business, we enter into various transactions that are not included in our consolidated balance sheets in accordance with GAAP. These transactions include commitments to extend credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement we have in particular classes of financial instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. Commitments to extend credit are agreements to lend to a customer if there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if we deem necessary, upon extension of credit is based on management’s credit evaluation of the borrower. Collateral obtained varies but may include real estate, stocks, bonds, and certificates of deposit. Standby letters of credit are conditional commitments issued to guarantee a customer’s performance to a third party and have essentially the same credit risk as other lending facilities. Collateral held for commitments to extend credit and letters of credit varies but may include cash, accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.
The following is a summary of our off-balance sheet commitments outstanding as of the dates presented.

(Dollars in thousands)	As of June 30, 2026	As of December 31, 2025
Financial instruments whose contract amounts represent credit risk:
Letters of Credit	$21,454	$22,398
Undisbursed Construction Loans	143,444	247,825
Other Unfunded Commitments	192,925	216,137
Total	$357,823	$486,360
With the exception of the items detailed above, we have no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.
Liquidity Management and Capital Adequacy
Liquidity Management
Liquidity refers to our capacity to meet our cash obligations at a reasonable cost. Our cash obligations require us to have cash flow that is adequate to fund loan growth and maintain on-balance sheet liquidity while meeting present and future obligations of deposit withdrawals, borrowing maturities and other contractual cash obligations. In managing our cash flows, management regularly confronts situations that can give rise to increased liquidity risk. These include funding mismatches, market constraints in accessing sources of funds and the ability to convert assets into cash. Changes in economic conditions or exposure to credit, market, operational, legal and reputational risks also could affect the Bank’s liquidity risk profile and are considered in the assessment of liquidity management.
The Company is a corporation separate and apart from our Bank and, therefore, must provide for its own liquidity, including liquidity required to meet its debt service requirements on its Subordinated Notes. The Company’s main source of cash flow is dividends declared and paid to it by the Bank. There are statutory and regulatory limitations that affect the ability of the Bank to pay dividends to the Company. We believe that these limitations will not impact our ability to meet our ongoing short-term cash obligations. Our audit committee continually monitors our liquidity position to ensure that our assets and liabilities are managed in a manner to meet all reasonably foreseeable short-term, long-term and strategic liquidity demands. Our audit committee has established a comprehensive management process for identifying, measuring, monitoring and controlling liquidity risk. Because of its critical importance to the viability of the Bank, liquidity risk management is fully integrated into our risk management processes. Critical elements of our liquidity risk management include: effective corporate governance consisting of oversight by the board of directors and active involvement by management; appropriate strategies, policies, procedures and limits used to manage and mitigate liquidity risk; comprehensive liquidity risk measurement and monitoring systems including stress tests that are commensurate with the complexity of our business activities; active management of intraday liquidity and collateral; an appropriately diverse mix of existing and potential future funding sources; adequate levels of highly liquid marketable securities free of legal, regulatory, or operational impediments, that can be used to meet liquidity needs in stressful situations; comprehensive contingency funding plans that sufficiently address potential adverse liquidity events and emergency cash flow requirements; and internal controls and internal audit processes sufficient to determine the adequacy of the Bank’s liquidity risk management process.
Our liquidity position is supported by management of our liquid assets and liabilities and access to alternative sources of funds. Our liquidity requirements are met primarily through our deposits, FHLB advances and the principal and interest payments we receive on loans and investment securities. Cash on hand, cash at third-party banks, investments available for sale and maturing or prepaying balances in our investment and loan portfolios are our most liquid assets. Other sources of liquidity that are routinely available to us include funds from retail and wholesale deposits, advances from the FHLB and proceeds from the sale of loans. Less commonly used sources of funding include borrowings from the FRB discount window, draws on established federal funds lines from unaffiliated commercial banks and the issuance of debt or equity securities. We believe that our liquid assets and these alternative sources of funds provide adequate liquidity to meet our current and projected financial obligations for at least the next 12 months.
Capital Adequacy
The maintenance of appropriate levels of capital is a management priority and is monitored on a regular basis. The Company’s principal goals related to the maintenance of capital are the following: to provide adequate capital to support the Company’s risk profile consistent with the risk appetite approved by the Board of Directors; to provide financial flexibility to support future growth and client needs; to comply with relevant laws, regulations, and supervisory guidance; to achieve optimal ratings for the Company and its subsidiaries; and to provide a competitive return to shareholders.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking regulators.
Failure to meet minimum regulatory capital requirements may result in mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our consolidated financial statements. To satisfy minimum capital requirements under the applicable federal capital adequacy framework, each of the Company and the Bank must maintain minimum Tier 1 leverage, Tier 1 risk-based, common equity Tier 1, and total risk-based ratios as set forth in the table below.

	Actual		Minimum Capital Requirements
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
First Carolina Financial Services, Inc.
As of June 30, 2026
Total capital to RWA	$426,539	14.60%	$234,302	8.00%
Tier 1 capital to RWA	351,292	12.00%	175,727	6.00%
Common Equity Tier 1 to RWA	351,292	12.00%	131,795	4.50%
Tier 1 capital to average assets	351,292	10.60%	132,809	4.00%

As of December 31, 2025
Total capital to RWA	$348,284	12.00%	$231,879	8.00%
Tier 1 capital to RWA	266,561	9.20%	173,909	6.00%
Common Equity Tier 1 to RWA	266,561	9.20%	130,432	4.50%
Tier 1 capital to average assets	266,561	7.90%	134,285	4.00%

First Carolina Bank
As of June 30, 2026
Total capital to RWA	$401,794	13.70%	$234,302	8.00%
Tier 1 capital to RWA	377,237	12.90%	175,727	6.00%
Common Equity Tier 1 to RWA	377,237	12.90%	131,795	4.50%
Tier 1 capital to average assets	377,237	11.40%	132,809	4.00%

As of December 31, 2025
Total capital to RWA	$349,647	12.10%	$231,879	8.00%
Tier 1 capital to RWA	324,960	11.20%	173,909	6.00%
Common Equity Tier 1 to RWA	324,960	11.20%	130,432	4.50%
Tier 1 capital to average assets	324,960	9.70%	134,285	4.00%
RWA means risk-weighted assets.
Impact of Inflation and Changing Prices
Our consolidated financial statements and related notes have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars, without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations. Unlike most industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods or services.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates, and equity prices. The Company’s market risk is composed primarily of interest rate risk inherent in the normal course of lending and deposit-taking activities. We are also exposed to market risk in our investing activities.
Interest Rate Risk Management
Net interest income is our most significant component of earnings, and we consider interest rate risk to be our most significant market risk. Our net interest income results from the difference between the yields we earn on our interest-earning assets, primarily loans and investments, and the rates that we pay on our interest-bearing liabilities, primarily deposits and borrowings. When interest rates change, the yields we earn on our interest-earning assets and the rates we pay on our interest-bearing liabilities do not necessarily move in tandem with each other because of the difference between their maturities and repricing characteristics and which can negatively impact net interest income.
Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect the average duration of our loan portfolio, investment securities and other interest-earning assets.
Our goal is to structure our asset/liability composition to maximize net interest income while managing interest rate risk so as to minimize the adverse impact of changes in interest rates on net interest income and capital in either a rising or declining interest rate environment. Profitability is affected by fluctuations in interest rates. A sudden and substantial change in interest rates may impact our earnings adversely because the interest rates of the underlying assets and liabilities do not change at the same speed, to the same extent or on the same basis.
One of the tools management uses to estimate and manage the sensitivity of net interest revenue to changes in interest rates is an asset/liability simulation model. Resulting estimates are based upon multiple assumptions for each scenario, including loan and deposit re-pricing characteristics and the rate of prepayments. Our asset liability committee, or ALCO, periodically reviews the assumptions for reasonableness based on historical data and future expectations; however, actual net interest revenue may differ from model results. The primary objective of the simulation model is to measure the potential change in net interest revenue over time using multiple interest rate scenarios. The base scenario assumes rates remain flat and is the scenario to which all others are compared, in order to measure the change in net interest revenue. Policy limits are based on immediate rate shock scenarios which are compared to the base scenario. Other scenarios analyzed may include ramped rate shocks, delayed rate shocks, yield curve steepening or flattening, or other variations in rate movements. While the primary policy scenarios focus on a 12- to 24- month time frame, longer time horizons are also modeled.
Our shock scenario assumes rates immediately change the full amount at the scenario onset. The following tables presents our interest sensitivity position as of June 30, 2026 and December 31, 2025.

	Net Interest Income Sensitivity
	12 Month Projection
Change in Interest Rates (Basis Points)	-300	-200	-100	Flat	+100	+200	+300
June 30, 2026	11.0%	6.3%	2.1%	—%	3.2%	6.9%	10.0%
December 31, 2025	6.5%	3.1%	1.1%	—%	2.6%	5.1%	7.7%

	Net Interest Income Sensitivity
	24 Month Projection
Change in Interest Rates (Basis Points)	-300	-200	-100	Flat	+100	+200	+300
June 30, 2026	2.1%	0.8%	(0.4)%	—%	5.2%	10.6%	15.4%
December 31, 2025	(1.5)%	(0.2)%	(0.9)%	—%	4.2%	7.7%	11.4%
There has been no significant change in the Company's estimated net interest income sensitivity position from December 31, 2025. From a net interest income perspective, the Company is slightly asset sensitive at this time. With the current inverted interest rate yield curve, modeling of net interest income in changing rate environments presents particular challenges. A flat or inverted interest rate yield curve is an unfavorable interest rate environment for many financial institutions, including the Bank, as short-term interest rates generally drive our deposit pricing and longer-term interest rates generally drive loan pricing. When these rates converge or invert, the profit spread we realize between loan yields and deposit rates narrows, which pressures our NIM.
Economic Value of Equity
We also compute amounts by which the net present value of our assets and liabilities (economic value of equity, or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the yield curve increases or decreases instantaneously, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.
The following table sets forth the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the yield curve as of June 30, 2026 and December 31, 2025.

	Economic Value of Equity Sensitivity
Change in Interest Rates (Basis Points)	-300	-200	-100	Flat	+100	+200	+300
June 30, 2026	4.0%	2.7%	1.2%	—%	(0.1)%	(0.9)%	(2.3)%
December 31, 2025	2.9%	2.1%	1.4%	—%	(1.1)%	(4.2)%	(6.9)%
As previously noted, these assumptions are inherently uncertain, and actual results may differ from simulated results. The current interest rate path is less certain for 2026 and further rate decreases are contingent upon improving inflationary conditions. Further changes to interest rates and monetary policy are dependent upon the Federal Reserve’s assessment of economic data as it becomes available. We would expect net interest income to decline somewhat in a decreasing interest rate environment and to increase in an increasing interest rate environment, as our model reflects that interest-earning assets reprice faster than interest-bearing deposits which is attributable to assumed deposit betas and repricing lags as there is continued strong market competition for core deposits.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2026, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2026 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed under the section entitled “Risk Factors” in the Company’s registration statement on Form S-1, as amended (File No. 333-296151) filed with the SEC on June 12, 2026, and declared effective on June 17, 2026 (the "Registration Statement"). These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. Please be aware that these risks may change over time and other risks may prove to be important in the future.
There are no material changes during the period covered by this report to the risk factors previously disclosed in the Company's Registration Statement.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Use of Proceeds
On June 22, 2026, the Company completed the issuance and sale of 5,500,000 shares of common stock, at a public offering price of $12.50 per share. On June 29, 2026, the underwriters for the initial public offering ("IPO") exercised their option to purchase additional shares in full, resulting in the sale of an additional 825,000 shares of the Company's common stock at the public offering price per share. Keefe, Bruyette & Woods, Inc. acted as sole bookrunner for the IPO, and Raymond James and Hove Group, LLC, acted as co-managers. The Company received net proceeds of approximately $69.6 million, after deducting underwriting discounts and commissions of approximately $5.5 million, and estimated offering expenses, including legal, accounting, and other expenses, of approximately $3.9 million.
All shares issued and sold in the IPO were registered under the Securities Act pursuant to the Registration Statement The offering terminated after the sale of all securities registered pursuant to the Registration Statement.
No payments for the offering expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.
There has been no material change in the planned use of proceeds from our IPO from those disclosed in the Company's final prospectus dated as of June 17, 2026 and filed with the SEC pursuant to Rule 424(b)(4) on June 18, 2026. The Company has contributed $35 million of the net proceeds to the Bank to support continued growth.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(a)None.
(b)None.

(c)Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or Section 16 officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the fiscal quarter ended June 30, 2026.
Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Amended Articles of Incorporation of Company(incorporated by reference to Exhibit 3.1 to Company's Registration Statement on Form S-1 (File No. 333-296151) filed with the SEC on May 22, 2026)
3.2	Articles of Amendment of Company (incorporated by reference to Exhibit 4.2 to Company's Registration Statement on Form S-8 (File no. 333-296906) filed with the SEC on June 18, 2026)
3.3	Amended and Restated Bylaws of Company (incorporated by reference to Exhibit 3.2 to Company's Current Report on Form 8-K filed with the SEC on June 22, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files (formatted as Inline XBRL)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith.
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

First Carolina Financial Services, Inc.

Date: August 14, 2026	By:	/s/ Ronald A. Day
Ronald A. Day
President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2026	By:	/s/ Steven G. Deaton
Steven G. Deaton
Chief Financial Officer
(principal financial and accounting officer)